Form 10QSB
period 2001-03-31
INDIGINET INC/FL
filed 2001-11-07
CIK 1132686

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
AND EXCHANGE ACT OF 1934

                      For the Quarter ended March 31, 2001

[  ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THEE EXCHANGE ACT

         For the transition period _____________ to _____________

Commission  file  number 000-32333

                                 INDIGINET, INC.
                                 ---------------
              (Exact name of Small Business Company in its charter)


Florida                               65-0972865
-------                               ----------
(State  or  other jurisdiction of     (IRS Employer incorporation
incorporation)                        or  organization)

                                74 478 Highway 11
                                    Suite 372
                              Palm Desert, CA 92260
                              ---------------------
                    (Address of principal executive offices)

Registrant's Telephone number, including area code:  (760) 423-0282
                                                     --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding twelve months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to file such filing requirements for the past thirty days. Yes [ ] No [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report: 23,285,000 Shares of Common Stock ($.001 par value)

Transitional  Small  Business  Disclosure  Format  (check  one):
Yes [   ]                  No [ X ]

                                 INDIGINET, INC.

PART  I:      Financial Information

              ITEM  1  -        Financial statements

              ITEM  2  -       Management's discussion and analysis of
                               financial condition and results of operations

PART  II:     Other Information

                     INDIGINET, INC. (A FLORIDA CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
                            BALANCE SHEET (UNAUDITED)
                                 MARCH 31, 2001


                                     ASSETS


Current Assets:
--------------
Total Current Assets                                            $     -

Other Assets:
------------

Total Other Assets                                                    -
                                                                -------------

         Total Assets                                           $     -
                                                                ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
-------------------
   Due to Related Company                                       $   9,595
   Accrued Expenses                                                   830
                                                                -----------
Total Current Liabilities                                       $  10,425

Other Liabilities:
-----------------

Total Other Liabilities                                               -
                                                                --------------
         Total Liabilities                                      $ 10,425
                                                                --------

Stockholders' Equity (Deficit):
------------------------------
Capital Stock -
   Common stock - $.001 par value
   50,000,000 shares authorized, 23,285,000
   shares issued and outstanding                                $ 23,285
Additional Paid-in Capital                                         1,715
Stock Subscription Receivable from Officer                       (20,000)
(Deficit) accumulated during the development stage
                                                                      -
                                                                 (15,425)

Total Stockholders' Equity (Deficit)                            $(10,425)
                                                                --------

         Total Liabilities and Stockholders'
            Equity (Deficit)                                    $      -
                                                                ============





                 See Accompanying Notes to Financial Statements.

                     INDIGINET, INC. (A FLORIDA CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENT OF CASH FLOWS (UNAUDITED)
             FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000 AND
              FROM INCEPTION (SEPTEMBER 24, 1997) TO MARCH 31, 2001
              -----------------------------------------------------


                                                                 Three Months Ended              Inception
                                                                       March 31                  Sept. 24,
                                                               -------------------------         1997 to
                                                                 2001              2000          March 31, 2001
                                                              ---------         ---------        --------------
Cash Flows From Operating Activities:
------------------------------------
Net (loss)                                                    $ (500)           $ (500)          $ 15,425
Adjustments to Reconcile Net Income to Net
   Cash Provided by Operating Activities:
      Issuance of Common Stock for Services                         -                 -             5,000
Change Assets and Liabilities:
   Increase in Current Liabilities                               500               500             10,425
                                                              -------           -------          ---------
   Net Cash Provided by (Used in)
      Operating Activities                                    $   -0-           $   -0-          $     -0-
                                                              -------           -------          ---------

Cash Flows From Investing Activities                          $    -            $    -           $     -
------------------------------------                          -------           -------          ---------

Cash Flows From Financial Activities:
------------------------------------
   Issuance of Common Stock for Cash                          $    -            $    -           $     -
                                                              -------           -------          ---------
      Net Cash Provided (Used) By Financing
         Activities                                           $    -            $    -           $     -
                                                              -------           -------          ---------
      Net Increase (Decrease) in Cash and
         Cash Equivalents                                     $    -            $     -          $      -

Cash and Cash Equivalents at the Beginning
   of Year                                                         -                  -                 -
   -------                                                    -------           -------          ---------

Cash and Cash Equivalents at the End of Year                  $    -            $     -          $      -
--------------------------------------------                  =======           =========        =========

Additional Cash Flow Information
--------------------------------
Cash Paid During the Period for -
   Interest (Non-Capitalized)                                 $    -            $    -           $     -
                                                              -------           -------          ---------
   Income Taxes                                               $    -            $    -           $     -
                                                              =======           =========        =========
Non Cash Activities -
   Issuance of Common Stock for
      Subscription Receivable                                 $    -            $     -          $ 20,000
                                                              ============      ============     ==========
   Common Stock of the Company Contributed
      by Shareholder and Subsequently Cancelled               $    -            $     -          $  1,715
                                                              ============      ============     ===========



                See Accompanying Notes to Financial Statements.

                     INDIGINET, INC. (A FLORIDA CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENT OF OPERATIONS (UNAUDITED)
             FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000 AND
              FROM INCEPTION (SEPTEMBER 24, 1997) TO MARCH 31, 2001
              -----------------------------------------------------


                                                                 Three Months Ended              Inception
                                                                       March 31                  Sept. 24,
                                                               -------------------------         1997 to
                                                                 2001              2000          March 31, 2001
                                                              ---------         ---------        --------------

Revenue                                                       $    -            $     -          $     -
-------

Operating Expenses                                               500               500            (15,425)
------------------                                            ----------        ----------       ----------

Income (Loss) Before Tax Provision (Credit)                   $ (500)           $ (500)          $(15,425)
                                                              ========          ========         =========

Provision for Income Tax (Credit)
   Federal Income Tax                                         $    -            $     -          $     -
   State Income Tax                                                -                  -                -
                                                              -----------       -----------      -----------
       Total Provision for Income Tax (Credit)                $    -            $     -          $     -
                                                              -----------       -----------      -----------

       Net Income (Loss)                                      $ (500)           $ (500)          $(15,425)
                                                              =========         =========        =========

Per Share Information:
   Basic and Diluted Income (Loss) Per Share                  $    -            $     -          $     -
                                                              ==========        =========        ==========

Weighted Average of Shares of Common
   Stock Outstanding                                          23,285,000        5,000,000         7,921,609
                                                              ==========        =========        ==========






                See Accompanying Notes to Financial Statements.

                     INDIGINET, INC. (A FLORIDA CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                    -----------------------------------------
                                 MARCH 31, 2001


NOTE A - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

For further information, refer to the financial statements and footnotes thereto included in the Indiginet, Inc. annual report on Form 10-KSB for the year ended December 31, 2000.

NOTE B - SUBSEQUENT EVENT AND OTHER MATTERS
-------------------------------------------

On August 30, 2001, the Company signed a letter of intent to acquire all of the outstanding stock of SBSI/Cyberspeedway, Inc. The consideration is expected to be $50,000 in cash and 416,667 shares of common stock of Indiginet, Inc. stock. The company is in the process of performing its due diligence review of SBSI/Cyberspeedway, Inc. SBSI is an integrator for business and Cyberspeedway, Inc. is an internet service provider.

On April 23, 2001, Indiginet's Board of Directors declared a sixteen-for-one split of Indiginet common stock, payable on April 30, 2001. This resulted in a reduction of the par value of the common stock from $.001 per share to $.0000625 per share, and the issuance of 349,275,000 shares of common stock, and an increase in the shares authorized from 50,000,000 shares to 800,000,000 shares.



ITEM  2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS:


Plan of Operation
-----------------

     Indiginet, Inc., (the "Company") was organized under the laws of the State of Florida to engage in any lawful business. The Company was formed for the purpose of creating a vehicle to obtain capital to take advantage of business opportunities that may have potential for profit. Management of the Company has unlimited discretion in determining the business activities in which the Company will become engaged. Such companies are commonly referred to as "blind pool/blank check" companies. There is and can be no assurance that the Company will be able to acquire an interest in any such opportunities that may exist or that any activity of the Company, even after any such acquisition, will be profitable.

     The Company has generated no revenues from its operations and has been a development stage company since inception. Since the Company has not generated revenues and has never been in a profitable position, it operates with minimal overhead.

     During the period of this report, the Company has not engaged in any preliminary efforts intended to identify any possible acquisitions nor entered into a letter of intent concerning any business opportunity.

Liquidity and Capital Resources
-------------------------------

     At March 31, 2001, the Company had no material cash or other assets with which to conduct operations. There can be no assurance that the Company will be able to complete its business plan and to exploit fully any business opportunity that management may be able to locate on behalf of the Company. Due to the lack of a specified business opportunity, the Company is unable to predict the period for which it can conduct operations. Accordingly, the Company will need to seek additional financing through loans, the sale and issuance of additional debt and/or equity securities, or other financing arrangements. Management of the Company has advised that they will pay certain costs and expenses of the Company from their personal funds as interest free loans in order to facilitate development of the Company's business plan. Management believes that the Company has inadequate working capital to pursue any operations at this time; however, loans to the Company from management may facilitate development of the business plan. For the foreseeable future, the Company through its management intends to pursue acquisitions as a means to develop the Company. The Company does not intend to pay dividends in the foreseeable future. As of the end of the reporting period, the Company had no material cash or cash equivalents. There was no significant change in working capital during this quarter.

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.


     There are no pending legal proceedings, and the Company is not aware of any threatened legal proceedings, to which the Company is a party or to which its property is subject.

ITEM 2. CHANGES IN SECURITIES.

     (a) There have been no material modifications in any of the instruments defining the rights of the holders of any of the Company's registered securities.

     (b) None of the rights evidenced by any class of the Company's registered securities have been materially limited or qualified by the issuance or modification of any other class of the Company's securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable

ITEM 5. OTHER INFORMATION.

     Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits

          No exhibits as set forth in Regulation SB, are considered necessary for this filing.

     (b) Reports on Form 8-K

          None

                                    Signature

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized.




Date:    October 30, 2001                               /s/ Jeffrey Black
                                                        ------------------------
                                                        Jeffrey Black, President