Form 10QSB
period 2001-06-30
INDIGINET INC/FL
filed 2001-11-07
CIK 1132686

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
AND EXCHANGE ACT OF 1934

                       For the Quarter ended June 30, 2001

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
                                                     --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding twelve months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to file such filing requirements for the past thirty days. Yes [ ] No [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report: 372,560,000 Shares of Common Stock ($.001 par value)

Transitional  Small  Business  Disclosure  Format  (check  one):
Yes [   ]                  No [ X ]

                                 INDIGINET, INC.

PART  I:    Financial Information

            ITEM  1  -   Financial statements

            ITEM  2  -   Management's discussion and analysis of
                         financial condition and results of operations

PART  II:   Other Information

                     INDIGINET, INC. (A FLORIDA CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
                            BALANCE SHEET (UNAUDITED)
                                  JUNE 30, 2001



                                     ASSETS

Current Assets:
--------------
Total Current Assets                                       $     -

Other Assets:
------------

Total Other Assets                                               -
                                                           --------

         Total Assets                                      $     -
                                                           ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
-------------------
   Due to Related Company                                  $ 10,095
   Accrued Expenses                                             830
                                                           --------
Total Current Liabilities                                  $ 10,925

Other Liabilities:
-----------------

Total Other Liabilities                                          -
                                                           --------
         Total Liabilities                                 $ 10,925
                                                           --------

Stockholders' Equity (Deficit):
------------------------------
Capital Stock -
   Common stock - $.0000625 par value
   800,000,000 shares authorized, 372,560,000
   shares issued and outstanding                           $ 23,285
Additional Paid-in Capital                                    1,715
Stock Subscription Receivable from Officer                  (20,000)
(Deficit) accumulated during the development stage               -
                                                            (15,925)
                                                            --------

Total Stockholders' Equity (Deficit)                       $(10,925)
                                                            --------

         Total Liabilities and Stockholders'
            Equity (Deficit)                               $     -
                                                            ========





                See Accompanying Notes to Financial Statements.

                     INDIGINET, INC. (A FLORIDA CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENT OF CASH FLOWS (UNAUDITED)
               FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000 AND
              FROM INCEPTION (SEPTEMBER 24, 1997) TO JUNE 30, 2001
              ----------------------------------------------------


                                                                Six Months Ended                 Inception
                                                                     June 30                     Sept. 24,
                                                              ----------------------             1997 to
                                                              2001              2000             June 30, 2001
                                                              ----              ----             -------------
Cash Flows From Operating Activities:
------------------------------------
Net (loss)                                                    $ (1,000)         $ (1,000)        $(15,925)
Adjustments to Reconcile Net Income to Net
   Cash Provided by Operating Activities:
      Issuance of Common Stock for Services                          -                 -            5,000
Change Assets and Liabilities:
   Increase in Current Liabilities                               1,000             1,000           10,925
                                                              --------          --------           ------
   Net Cash Provided by (Used in)
      Operating Activities                                    $     -0-         $     -0-        $     -0-
                                                              ---------         ---------        ---------

Cash Flows From Investing Activities                          $      -          $      -         $      -
------------------------------------                          ---------         ---------        ---------

Cash Flows From Financial Activities:
------------------------------------
   Issuance of Common Stock for Cash                          $      -          $      -         $      -
                                                              ---------         ---------        ---------
      Net Cash Provided (Used) By Financing
         Activities                                           $      -          $      -         $      -
                                                              ---------         ---------        ---------
      Net Increase (Decrease) in Cash and
         Cash Equivalents                                     $      -          $      -         $      -

Cash and Cash Equivalents at the Beginning
   of Year                                                           -                 -                -
                                                              ---------         ---------        ---------

Cash and Cash Equivalents at the End of Year                  $      -          $      -         $      -
--------------------------------------------                  =========         =========        =========

Additional Cash Flow Information
--------------------------------
Cash Paid During the Period for -
   Interest (Non-Capitalized)                                 $      -          $      -         $      -
                                                              --------          ---------        ---------
   Income Taxes                                               $      -          $      -         $      -
                                                              =========         =========        =========

Non Cash Activities -
   Issuance of Common Stock for
      Subscription Receivable                                 $      -          $      -         $ 20,000
                                                              =========         =========        =========
   Common Stock of the Company Contributed
      by Shareholder and Subsequently Cancelled               $      -          $      -         $  1,715
                                                              =========         =========        =========



                See Accompanying Notes to Financial Statements.

                     INDIGINET, INC. (A FLORIDA CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENT OF OPERATIONS (UNAUDITED)
                       -----------------------------------
                FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                -------------------------------------------------


                                                                        Three Months Ended
                                                                                   June 30
                                                                       -------------------------------
                                                                          2001             2000
                                                                       ---------        ---------
Revenue                                                                $       -        $      -
-------

Operating Expenses                                                           500             500
------------------                                                     ---------        --------

Income (Loss) Before Tax Provision (Credit)                            $    (500)       $   (500)
                                                                       =========        =========

Provision for Income Tax (Credit)
   Federal Income Tax                                                  $       -        $      -
   State Income Tax                                                            -               -
                                                                       ---------        ---------
       Total Provision for Income Tax (Credit)                         $       -        $      -
                                                                       ---------        ---------

       Net Income (Loss)                                               $    (500)       $   (500)
                                                                       =========        =========

Per Share Information:
   Basic and Diluted Income (Loss) Per Share                           $       -        $      -
                                                                       =========        =========

Weighted Average of Shares of Common
   Stock Outstanding                                                   372,560,000      80,000,000
                                                                       ===========      ==========




                See Accompanying Notes to Financial Statements.

                     INDIGINET, INC. (A FLORIDA CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENT OF OPERATIONS (UNAUDITED)
               FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000 AND
              FROM INCEPTION (SEPTEMBER 24, 1997) TO JUNE 30, 2001


                                                                Six Months Ended                 Inception
                                                                     June 30                     Sept. 24,
                                                              ----------------------             1997 to
                                                              2001              2000             June 30, 2001
                                                              ----              ----             -------------
Revenue                                                       $       -         $       -        $      -
-------

Operating Expenses                                                1,000             1,000           15,925
------------------                                            ---------         ---------        ---------

Income (Loss) Before Tax Provision (Credit)                   $  (1,000)        $  (1,000)       $ (15,925)
                                                              ==========        ==========       ==========

Provision for Income Tax (Credit)
   Federal Income Tax                                         $       -         $       -        $      -
   State Income Tax                                                   -                 -               -
                                                              ----------        ----------       -----------
       Total Provision for Income Tax (Credit)                $       -         $       -        $      -
                                                              ----------        ----------       -----------

       Net Income (Loss)                                      $  (1,000)        $  (1,000)       $ (15,925)
                                                              ==========        ==========       ==========

Per Share Information:
   Basic and Diluted Income (Loss) Per Share                  $       -         $       -        $      -
                                                              ==========        ==========       ===========

Weighted Average of Shares of Common
   Stock Outstanding                                          372,560,000       80,000,000       142,888,856
                                                              ===========       ==========       ===========








                See Accompanying Notes to Financial Statements.

                     INDIGINET, INC. (A FLORIDA CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                    -----------------------------------------
                                  JUNE 30, 2001


NOTE A - BASIS OF PRESENTATION

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

NOTE C - STOCK SPLIT

On April 23, 2001, Indiginet's Board of Directors declared a sixteen-for-one split of Indiginet common stock, payable on April 30, 2001. This resulted in a reduction of the par value of the common stock from $.001 per share to $.0000625 per share, and the issuance of 349,275,000 shares of common stock, and an increase in the shares authorized from 50,000,000 shares to 800,000,000 shares.

Per share amounts in the financial statements and the accompanying notes to financial statements have been adjusted to reflect the split on a retroactive basis.

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

Liquidity and Capital Resources
-------------------------------

     At June 30, 2001, the Company had no material cash or other assets with which to conduct operations. There can be no assurance that the Company will be able to complete its business plan and to exploit fully any business opportunity that management may be able to locate on behalf of the Company. Due to the lack of a specified business opportunity, the Company is unable to predict the period for which it can conduct operations. Accordingly, the Company will need to seek additional financing through loans, the sale and issuance of additional debt and/or equity securities, or other financing arrangements. Management of the Company has advised that they will pay certain costs and expenses of the Company from their personal funds as interest free loans in order to facilitate development of the Company's business plan. Management believes that the Company has inadequate working capital to pursue any operations at this time; however, loans to the Company from management may facilitate development of the business plan. For the foreseeable future, the Company through its management intends to pursue acquisitions as a means to develop the Company. The Company does not intend to pay dividends in the foreseeable future. As of the end of the reporting period, the Company had no material cash or cash equivalents. There was no significant change in working capital during this quarter.

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