Form 10QSB
period 2001-09-30
INDIGINET INC/FL
filed 2001-11-07
CIK 1132686

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

         For the Quarter ended September 30, 2001

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THEE EXCHANGE ACT

         For the transition period _____________ to _____________

Commission  file  number 000-32333

                                 INDIGINET, INC.
                                 ---------------
              (Exact name of Small Business Company in its charter)


Florida                                     65-0972865
(State  or  other jurisdiction of           (IRS Employer incorporation
jurisidiction)                              or  organization)

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

PART  II:    Other Information

                     INDIGINET, INC. (A FLORIDA CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
                            BALANCE SHEET (UNAUDITED)
                               SEPTEMBER 30, 2001



                                     ASSETS
Current Assets:
--------------

Cash                                                            $    6,250
                                                                ----------
Total Current Assets                                            $    6,250

Other Assets:
------------

Total Other Assets                                                       -
                                                                ----------

         Total Assets                                           $    6,250
                                                                ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
-------------------
   Due to Related Company                                       $   10,095
   Accrued Expenses                                                  7,930
                                                                ----------
Total Current Liabilities                                       $   18,025
                                                                ----------

Other Liabilities:
-----------------

Total Other Liabilities                                                  -
                                                                ----------
         Total Liabilities                                      $   18,025
                                                                ----------

Stockholders' Equity (Deficit):
------------------------------
Capital Stock -
   Common stock - $.0000625 par value
   800,000,000 shares authorized, 372,560,000
   shares issued and outstanding                                $   23,285
Additional Paid-in Capital                                           1,715
Stock Subscription Receivable from Officer                         (11,900)
(Deficit) accumulated during the development stage
                                                                         -
                                                                   (24,605)
                                                                   -------

Total Stockholders' Equity (Deficit)                            $  (11,505)
                                                                -----------

         Total Liabilities and Stockholders'
            Equity (Deficit)                                    $    6,520
                                                                ==========



                 See Accompanying Notes to Financial Statements
                                        3

                     INDIGINET, INC. (A FLORIDA CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENT OF CASH FLOWS (UNAUDITED)
                       -----------------------------------
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 AND
            ---------------------------------------------------------
            FROM INCEPTION (SEPTEMBER 24, 1997) TO SEPTEMBER 30, 2001
            ---------------------------------------------------------


                                                                Nine Months Ended                Inception
                                                                   September 30                  Sept. 24,
                                                              ----------------------             1997 to
                                                              2001              2000             Sept. 30, 2001
                                                              ----              ----             --------------
Cash Flows From Operating Activities:
------------------------------------
Net (loss)                                                    $  (9,680)        $   (500)        $  (24,605)
Adjustments to Reconcile Net Income to Net
   Cash Provided by Operating Activities:
      Issuance of Common Stock for Services                           -                -              5,000
Change Assets and Liabilities:
   Increase in Current Liabilities                                8,100              500             18,025
                                                              ---------         --------             ------
   Net Cash Provided by (Used in)
      Operating Activities                                    $  (1,580)        $     -0-        $   (1,580)
                                                              ---------         ---------        -----------

Cash Flows From Investing Activities                          $       -         $      -         $        -
------------------------------------                          ---------         ---------        -----------

Cash Flows From Financial Activities:
------------------------------------
   Issuance of Common Stock for Cash                          $   8,100         $      -         $    8,100
                                                              ---------         ---------        ----------
      Net Cash Provided (Used) By Financing
         Activities                                           $   8,100         $      -         $    8,100
                                                              ---------         ---------        ----------
      Net Increase (Decrease) in Cash and
         Cash Equivalents                                     $   6,520         $      -         $    6,520

Cash and Cash Equivalents at the Beginning
   of Year                                                            -                -                  -
   -------                                                    ---------         --------         ----------

Cash and Cash Equivalents at the End of Year                  $   6,520         $      -         $    6,520
--------------------------------------------                  =========         =========        ===========

Additional Cash Flow Information
--------------------------------
Cash Paid During the Period for -
   Interest (Non-Capitalized)                                 $       -         $      -         $        -
                                                              ---------         ---------        -----------
   Income Taxes                                               $       -         $      -         $        -
                                                              =========         =========        ===========
Non Cash Activities -
   Issuance of Common Stock for
      Subscription Receivable                                 $       -          $       -       $   11,900
                                                              =========         ==========       ==========
   Common Stock of the Company Contributed
      by Shareholder and Subsequently Cancelled               $       -          $       -       $    1,715
                                                              =========         ==========       ==========



                See Accompanying Notes to Financial Statements.

                     INDIGINET, INC. (A FLORIDA CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENT OF OPERATIONS (UNAUDITED)
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000




                                                         Three Months Ended
                                                            September 30
                                                            ------------
                                                         2001          2000
                                                         ----          ----
Revenue                                                  $      -      $      -
-------

Operating Expenses                                          8,680           500
------------------                                          -----           ---

Income (Loss) Before Tax Provision (Credit)              $ (8,680)     $   (500)
                                                         ========      =========

Provision for Income Tax (Credit)
   Federal Income Tax                                    $      -      $      -
   State Income Tax                                             -             -
                                                         --------     ----------
       Total Provision for Income Tax (Credit)           $      -      $      -
                                                         --------     ----------

       Net Income (Loss)                                 $ (8,680)     $   (500)
                                                         ========      =========

Per Share Information:
   Basic and Diluted Income (Loss) Per Share             $      -      $      -
                                                         ========      =========

Weighted Average of Shares of Common
   Stock Outstanding                                     372,560,000   154,765,334
                                                         ===========   ===========






                See Accompanying Notes to Financial Statements.

                     INDIGINET, INC. (A FLORIDA CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENT OF OPERATIONS (UNAUDITED)
                       -----------------------------------
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 AND
            ---------------------------------------------------------
            FROM INCEPTION (SEPTEMBER 24, 1997) TO SEPTEMBER 30, 2001
            ---------------------------------------------------------


                                                                Nine Months Ended                Inception
                                                                   September 30                  Sept. 24,
                                                              ----------------------             1997 to
                                                              2001              2000             Sept. 30, 2001
                                                              ----              ----             --------------

Revenue                                                       $       -         $      -         $      -
-------

Operating Expenses                                                9,680            1,500           24,605
------------------                                            ---------         --------           ------

Income (Loss) Before Tax Provision (Credit)                   $  (9,680)        $ (1,500)        $(24,605)
                                                              ==========        =========        =========

Provision for Income Tax (Credit)
   Federal Income Tax                                         $       -         $      -         $      -
   State Income Tax                                                   -                -                -
                                                              ---------         ---------        --------
       Total Provision for Income Tax (Credit)                $       -         $      -         $      -
                                                              ---------         ---------        --------

       Net Income (Loss)                                      $  (9,680)        $ (1,500)        $(24,605)
                                                              ==========        =========        =========

Per Share Information:
   Basic and Diluted Income (Loss) Per Share                  $       -         $      -         $      -
                                                              ==========        =========        ========

Weighted Average of Shares of Common
   Stock Outstanding                                          372,560,000       104,647,912      163,488,421
                                                              ===========       ===========      ===========




                See Accompanying Notes to Financial Statements.

                     INDIGINET, INC. (A FLORIDA CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                    -----------------------------------------
                               SEPTEMBER 30, 2001


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

Liquidity and Capital Resources
-------------------------------

     At September 30, 2001, the Company had no material cash or other assets with which to conduct operations. There can be no assurance that the Company will be able to complete its business plan and to exploit fully any business opportunity that management may be able to locate on behalf of the Company. Due to the lack of a specified business opportunity, the Company is unable to predict the period for which it can conduct operations. Accordingly, the Company will need to seek additional financing through loans, the sale and issuance of additional debt and/or equity securities, or other financing arrangements.
Management of the Company has advised that they will pay certain costs and expenses of the Company from their personal funds as interest free loans in order to facilitate development of the Company's business plan. Management believes that the Company has inadequate working capital to pursue any operations at this time; however, loans to the Company from management may facilitate development of the business plan. For the foreseeable future, the Company through its management intends to pursue acquisitions as a means to develop the Company. The Company does not intend to pay dividends in the foreseeable future. As of the end of the reporting period, the Company had no material cash or cash equivalents. There was no significant change in working capital during this quarter.

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