Form 10KSB
period 2001-12-31
INDIGINET INC/FL
filed 2002-04-16
CIK 1132686

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                       -----------------------------------

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

                         Commission file number 0-32333

                                 Indiginet, Inc.
             (Exact name of registrant as specified in its charter)


           Florida                                     65-0972865
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)


                    74-478 Highway 111, Suite 372
                       Palm Desert, California                   92260
               (Address of principal executive offices)        (Zip Code)


                                 (760) 423-0282
              (Registrant's telephone number, including area code)



           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                            Common Stock No Par Value
                                (Title of Class)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.    Yes   X    No
                                                                 -----    -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this form 10-KSB. [X]

The registrant's revenues for its most recent fiscal year were $39,406.

The aggregate market value of the 52,631,666 shares of voting stock held by non-affiliates of the registrant was approximately $4,736,849, based upon the closing sale price of the Common Stock on April 12, 2002 of $.09 per share as reported by the OTC Electronic Pink Sheets. The calculation of such market value should not be construed as an admission or conclusion by the registrant that any person is in fact an affiliate of the registrant.

The total number of shares of Common Stock issued and outstanding as of April 12, 2002 was 373,586,666.

Transitional Small Business Disclosure Format:  Yes          No   X
                                                    ---          ---

                                TABLE OF CONTENTS

PART I

Item 1:   Business...........................................................  4

Item 2:   Properties.........................................................  9

Item 3:   Legal Proceedings..................................................  9

Item 4:   Matters Submitted to a Vote of Security Holders....................  9


PART II

Item 5:   Market for Registrant's Common Stock and Related
            Security Holder Matters.......................................... 10

Item 6:   Management's Discussion and Analysis of Financial
            Condition and Results of Operations.............................. 10

Item 7:   Financial Statements and Supplementary Data........................ 14

Item 8:   Changes in and Disagreements with Accountants on Accounting
            Financial  Disclosure............................................ 27


PART III

Item 9:   Directors and Executive Officers of the Registrant................. 28

Item 10:  Executive Compensation............................................. 29

Item 11:  Security Ownership of Certain Beneficial Owners
            and Management................................................... 30

Item 12:  Certain Relationships and Related Transactions..................... 30

PART IV

Item 13:  Exhibits, Financial Statement Schedules and Reports
            on Form 8-K...................................................... 31

Signatures................................................................... 32

                                     PART I

ITEM 1:  BUSINESS
         --------

Organization
------------

     Indiginet, Inc. a Florida corporation (the "Company" or "Indiginet"), formerly October Project 1 Corp., was formed on September 24, 1997.

     On October 31, 2001, as reported in the Company's filing of form 8-K dated November 11, 2001 and amended on January 3, 2002 and April 8, 2002, the Company entered into an Agreement for the Exchange of Common Stock with SBSI/Cyberspeedway, Inc. ("SBSI"), whereby SBSI became a wholly owned subsidiary of Registrant. The Registrant issued 416,666 shares to the former shareholders of SBSI. In addition to the stock, the Company paid $50,000 for the acquisition. SBSI is a systems Integrator and ISP and is located in Scottsdale, Arizona. As per the terms of the Agreement for the Exchange of Common Stock, the Company guaranteed a minimum price of 12 cents per share for 60 days after the closing. As of January 2, 2002, the Company's stock price for the preceding 60 day period averaged 10 cents per share and accordingly the Company issued an additional 83,334 shares to the shareholders of SBSI/Cyberspeedway.

     On January 29, 2002, as reported in the Company's filing of form 8-K dated February 11, 2002 and amended on April 12, 2002 an Asset Purchase Agreement was executed between the Company and Wireless Broadband Connect, LLC ("WB Connect"), a Colorado limited liability company. As a result of that Agreement, the Company acquired all assets, properties and rights, tangible and intangible owned by WB Connect. Schedule 2 of the Asset Purchase Agreement contains the Assets not purchased. The Company also acquired certain liabilities of WB Connect.

     The Company shall provide WB Connect 60,000 shares of its no par common stock with additional shares to be provided if certain conditions are met. The 60,000 shares are valued at $0.10 per share for a total consideration of $6,000. There is revenues and gross margin bonuses that will provide for additional monies to be paid if certain revenue and gross margins are obtained. If revenue exceeds $1,500,000 during 2002 the Company will pay 5% of the gross revenue to WB Connect. If the gross margin from sales of wireless broadband services during the period January 1, 2002 to April 30, 2002 equals or exceeds $175,000, 10% of the gross margin will be paid to WB Connect. Employment agreements with David Shaw, Steve Runkel, and Dan Hartman were also executed.

     On January 1, 2002, as reported in the Company's filing of form 8-K dated March 18, 2002 a Stock Purchase Agreement was executed between the Company and Fox Telecommunications, Inc. ("Fox"), a Colorado limited liability company. As a result of that Agreement, the Company acquired all of the issued and outstanding shares of Fox. The Company also entered into a Management Services Agreement on January 1, 2002 contingent upon the terms of the Stock Purchase Agreement. Under the Management Services Agreement, the Company provided management services to Fox. until the Closing date of the Stock Purchase Agreement, March 7, 2002.

     The Company shall provide Fox $250,000 in exchange for all 20,000 shares of Fox's common stock, no par value per shae. $100,000 of the purchase price was paid on March 7, 2002 with an additional promissory note for $125,000 with an interest rate of 8% percent per annum payable sixty (60) days after the closing date of the agreement, and 250,000 shares of InDigiNet common stock valued at $25,000.

Introduction
------------

     Indiginet stands for Integrating Digital Networks. The Company specializes in the consultation, design, implementation and support of voice, data, Internet and Wireless applications to small and mid-sized enterprises (SMEs). Indiginet provides its services over third party networks enabling the Company to offer a comprehensive suite of services without the capital burden of building a communication network. The Company's strategy is to acquire the customer bases of smaller, single-service communication companies and specific distressed assets. Indiginet will then expand the breadth of the customer's services to grow revenue and enhance profitability. SMEs account for $120 billion in commercial telephony, data services and technology spending, or 33% of the country's total market and this spending is expected to grow at above average rates over the next ten years. (Source: Morgan Stanley Dean Witter) Based on recent studies, the country's 7.4 million SMEs currently lag significantly in the utilization of IT and data communications, including Internet access, Web services, business software and e-commerce. (Source: IDC)

     Indiginet, Inc. provides small to mid-sized business with an integrated communication solution. The Company will offer voice, data, local, long distance and wireless services to business customers utilizing best in class vendor equipment and deliver over managed third party networks enabling the Company to deliver a comprehensive suite of services as the single point of contact to resolve issues and payment of services without the capital burden of building a communication network infrastructure. The Company's strategy is to acquire customer bases from smaller, single market, single product focused communication system service providers and expand the breadth of their services to grow revenue and enhance profitability.

     The Company believes that the majority of the currently available data, voice and wireless services for small to mid-sized business creates confusion for the customer and requires excess time management efforts which leads to an inefficient use of the customers resources. Customers currently contract with different vendors for different services which results in multiple service contracts, underutilized data and voice lines, multiple invoices and a lack of carrier responsibility when issues arise. Indiginet addresses these issues by bundling the pieces together in a cost effective, integrated solution utilizing its resources to insure the client network performs what it was intended to do. One method will be to install a piece of Company-owned equipment at the customer's premises (CPE) that can (i) manage the integration of voice and data services and (ii) seamlessly scale to next generation solutions (intelligent networks - IP, ATM or Packet-based) over a single dedicated connection. Indiginet's solution provides the customer with increased productivity and decreased cost of communication services. The goal is to provide business customers with value added communication services that reduce the cost of the communication needs of the company, and the management of them, while increasing Indiginet's revenue and profitability.

     Indiginet has signed Business Partner Agreements with the following "best in breed" Business Partners to facilitate the creation of its integrated solutions: Avaya and Cisco to distribute the business class voice and data hardware solutions inside the customers location; QWEST for the creation of local network connectivity and wireless/cellular solutions; Compaq for their handheld wirelss iPaq solution and their interface/integration with the Avaya IP telephony application; Agere for the distribution of their wireless LAN equipment; Graybar for the voice and data infrastructure products such as cable, power supplies, etc.; Catalyst Telecom for the distribution of voice and data products from manufacturers such as Comdial, Polycom and Avaya; Novell for local area network directory services; Hewlett Packard for their PC and server products, Intel for their wireless LAN and telephony softswitch products;
Electric Lightwave for Internet Access and metropolitan area network infrastructure; Solutions Inc. for their IP authentication software for securing local area networks; Exp@nets for the support and provisioning of carrier services.

     Indiginet's unique strategy capitalizes on the overabundance of networks already established and currently being built throughout the country. Companies have spent billions of dollars over the last few years building comprehensive networks, which are both redundant and underutilized. ICG, for example, invested significantly building a backbone that cannot generate sufficient return on investment, which resulted in their filing for protection in the courts. By taking advantage of the surplus of existing infrastructure, both the Public Switched Telephone Network (PSTN) and intelligent networks (IP, ATM or Packet-based), the Company can dedicate resources to back office operations, customer support systems and high quality sales forces to execute the business plan. A lack of capital expenditures in infrastructure combined with a managed communication solution integrating voice, data and wireless services increases the Company's return on investment and allows for increased customer support and on-site sales. The Company believes this will result in customer loyalty and low attrition rates.

Markets
-------

     Our services our sold regionally and are limited to the southwestern United States.

Sales and Distribution
----------------------

     Our strategy is to generate sales through the use of in-house sales representatives as well as independent sales representatives. We believe this strategy provides the fastest and most cost effective way to assemble a large and professional sales force.

     We currently have three sales and marketing offices, located in Palm Desert, California, Denver, Colorado and Scottsdale, Arizona.

     Independent sales representatives typically sell a limited number of noncompeting products to small businesses. We supply sales materials to the sales representatives.

     For our marketing activities, we evaluate external marketing surveys and forecasts and perform internal studies based, in part, on inputs from our sales force and independent sales representatives. We prepare brochures, data sheets and application notes on our products.

Customers
---------

     Over 200 Arizona businesses have selected SBSI/Cyberspeeway to provide their Internet and network integration solutions. SBSI/Cyberspeedway has been servicing customers in Arizona since 1992.

Competition
-----------

     Indiginet faces competition from (i) incumbent telecom players; (ii) enhanced service providers; and (iii) integrated communication providers. Indiginet is a more nimble and less bureaucratic organization than incumbent telecom players such as WorldCom (Nasdaq: WCOM) and Qwest (NYSE: Q). The ability to move quickly without the burden of a large capital infrastructure provides a competitive advantage over these larger and more established companies. ILECs/RBOCs and CLECs/ICPs and other enhanced service providers specializing in niche markets also compete in the broadband service provider market but many lack the breadth or depth of service capabilities. Indiginet's most direct competition will be from integrated communication providers such as XO Communications (Nasdaq: XOXO).

     The first group of competitors are the traditional players providing "stand-alone" types of communication services, local calling or long distance or cellular and paging, however many of them are entering the multiple services market. Although Indiginet expects to erode the market share of these companies, they are not considered primary competition based on their inability to respond quickly to market changes due to their commitment to comprehensive networks that require significant capital investment. In addition, many of their customers will be more satisfied with a product that will allow them to deal with the "one-vendor, one-billing" approach. Further, these customers will migrate to Indiginet's services because of the superior customer care and managed solution.

     The second group of competitors is the enhanced service providers that are niche market players. Their goal is to maximize market share in one of many rapidly growing niches from DSL to Internet systems and network management. Although these companies will be competing with Indiginet, they do not offer the breadth of services currently contemplated by the Company. Indiginet could partner with many of these participants to improve the service of our comprehensive suite of offerings.

         The last group of competitors is the integrated communication providers that have diversified strategies similar to Indiginet. Their goal is to form a platform (e.g., acquisitions of long distance companies) to provide additional services to the customer. These companies are Indiginet's most direct competition. There is some overlap in these markets, which validates the belief that the markets are on the brink of convergence. For example, Nextlink's acquisition of Concentric and renamed XO Communications, NTT's acquisition of Verio and Sprint's thirty-percent stake in Earthlink indicates that the process has already begun. Common carriers want to buy a finished product - Indiginet is providing just that.

Summary of Competitors
----------------------

     Since the break-up of AT&T in 1984, the marketplace has seen the rise of many new competitors. Recently, as new bandwidth technologies and networks have been introduced, next generation service providers have emerged and introduced a variety of solutions. Traditional ILEC and CLEC companies are investigating ways to add services to attract new customers, solidify their existing account base and introduce new revenue streams. ISPs are trying to enhance their offerings, incorporating portals, content and e-commerce to build stronger revenue streams. New communications access companies are emerging with various offerings from wireless to ADSL and next generation bandwidth solutions. Many large competitors, such as long-distance companies are focused on integrated services for the larger customers. Other competitors are focusing on single technology-based services, or are focusing on small office, home office and residential customers. The following competitor matrix provides an overview of the competitive strengths and weaknesses of the various categories of service providers:

Survey Of Current Competitive Categories Within Communication Technology
------------------------------------------------------------------------


Categories         Example Companies                     Strengths                     Weaknesses
---------------------------------------------------------------------------------------------------------------------
                   o        Qwest                       o        Well established      o        Regulated
ILECs              o        Ameritech/Pacific Bell/SBC  o        Name recognition      o        High rates
                   o        Verizon                     o        Financial strength    o        Weak set of data
                                                        o        Strong base                    offerings
                                                                                       o        Slow
---------------------------------------------------------------------------------------------------------------------
                   o        Time Warner Telecom         o        Emerging businesses   o        Regulated
CLECs              o        Electric Lightwave          o        Name recognition      o        Growth dependent on
                   o        ICG                         o        Marketing                      high yield market
                   o        XO Communications           o        Rapidly developing    o        Not applications
                                                                 base                           oriented
---------------------------------------------------------------------------------------------------------------------
                   o        Qwest                       o        Emerging businesses   o        Weak sales
Network Providers  o        Level 3                     o        Name recognition      o        Lack of focus
                   o        Global Crossing/Frontier    o        Financial strength    o        & ill-defined
                   o                                    o        Good management                strategies
---------------------------------------------------------------------------------------------------------------------
                   o        Covad                       o        Strong technical      o        Weak salesmanship
ISPs               o        JPSnet                               personnel             o        Not customer
                                                        o        Online expertise               friendly
                                                                                       o        Technology-centric
---------------------------------------------------------------------------------------------------------------------
                   o        Exp@nets                    o        Strong voice/cabling  o        Weak on data
Interconnects      o        Executone                            technicians                    knowledge
                   o        Siemens                     o        Sizeable base         o        Not flexible or
                   o        Intertel                    o        Local sales force              quick to market
                                                                                       o        Unclear visions
---------------------------------------------------------------------------------------------------------------------
                   o        EDS                         o        Strong data           o        Weak on voice
VARs & Systems     o        AMS                                  technicians                    technology
Integrators                                             o        Loyal base            o        Fragmented & small
                                                        o        Local sales force
---------------------------------------------------------------------------------------------------------------------
                   o        IBM                         o        Name recognition      o        Not strong on data
Equipment-Centric  o        AT&T                        o        Strong technicians             and voice bundling
Providers          o        Nortel Networks             o        Experienced sales     o        Expensive
                                                                 force                 o        Slow to respond to
                                                        o        Strong, proprietary            market changes
                                                                 offerings
                                                        o        Financial strength
                                                        o        Marketing strength
---------------------------------------------------------------------------------------------------------------------
                   o        Centerbeam                  o        Financial strength    o        Inexperienced sales
New Entrants       o        Imaginet                    o        Focused set of                 forces
                   o        Talking Nets                         offerings             o        Small base
                                                        o        Understand new        o        Unproven record
                                                                 technologies          o        Lack name
                                                        o        Strong management              recognition
---------------------------------------------------------------------------------------------------------------------


     Indiginet sees its opportunity where competition has left a void due to high tariffs, poor quality of service and/or availability gaps. A key strength the Company plans to utilize to its advantage is a network and service strategy that is flexible to a variety of access technologies. The Company is customer-oriented and utilizes expertise in SME business communications requirements and applications to form its competitive advantage. Indiginet believes the key opportunity is to gain customer loyalty by providing managed solutions to its under-resourced clients. Therefore, as technologies change, Indiginet can adapt appropriately and quickly for customers.

Employees
---------

     As of the date of this Form 10-KSB, we had 24 full-time employees.

ITEM 2.  PROPERTIES
         ----------

     We rent approximately 1,100 square feet of space in Palm Desert, California from a related party. We have a working agreement with the Company's directors to use office space, telephones and secretarial services supplied on a gratis basis. We lease approximately 900 square feet of space in Scottsdale, Arizona for $ 950.00 per month which is occupied by SBSI/Cyberspeedway our wholly-owned subsidiary. The lease expires on October 31, 2002.

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

     We are not aware of any legal proceedings as of the date of this report.


ITEM 4.  MATTERS SUBMITTED TO A VOTE OF SECURITY HOLDERS
         -----------------------------------------------

     A Majority Consent of Stockholders of Indiginet, Inc. was signed on April 2002, and the following was approved by the majority stockholders:

     o The capital stock of the corporation was increased to 500,000,000 shares of common stock, no par value, and 15,000,000 shares of preferred stock, no par value

     o The board of directors is authorized, subject to limitations prescribed by law, to provide for the issuance of shares of Preferred Stock in one or more series, to establish the number of shares to be included in each series, and to fix the designation, powers, including voting rights, if any, preferences, and rights of the shares of each series and any qualifications, limitations or restrictions thereof.

     o    The board of directors may effectuate dividends payable in shares.

     o The board of directors may issue rights and options to acquire shares upon such terms as the board of directors shall determine.

                                     PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS
        ------------------------------------------------------------------------

     Our common stock is listed on the OTC Electronic Pink Sheets under the symbol "IGTT". Securities not included in the Nasdaq Small-CAP Market are covered by the Securities and Exchange Commission rule that imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell our securities, which will have an adverse effect on the ability of our security holders to sell their securities and the possibility of our ability to raise additional capital.

     Shown below is the average high bid and the average low offer as reported by the Pink Sheets on the last day of the quarter.

                                                             Common Stock
                                                       -------------------------
                                                       High Bid          Low Bid
                                                       --------          -------
     2001
First Quarter.....................................       $0.10            $0.10
Second Quarter....................................       $0.50            $0.20
Third Quarter.....................................       $0.20            $0.03
Fourth Quarter....................................       $0.20            $0.08


     The quotations listed above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

     As of December 31, 2001, we had 13 shareholders of record. This number does not reflect shareholders who beneficially own common stock held in nominee or "street name."

     We have not paid any dividends on our common stock since inception and we do not intend to pay any dividends on our common stock in the foreseeable future.

ITEM 6:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

     THIS ANNUAL REPORT ON FORM 10-KSB CONTAINS STATEMENTS WHICH CONSTITUTE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. DISCUSSION CONTAINING SUCH FORWARD-LOOKING STATEMENTS MAY BE FOUND IN THE MATERIAL SET FORTH BELOW AND UNDER "BUSINESS," AS WELL AS WITHIN THE ANNUAL REPORT GENERALLY. IN ADDITION, WHEN USED IN THIS

ANNUAL REPORT, THE WORDS "BELIEVES," "ANTICIPATES," "EXPECTS," "PLANS," "INTENDS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS AND STATEMENTS OF EXPECTATIONS, PLANS AND INTENT ARE SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES. ACTUAL RESULTS IN THE FUTURE COULD DIFFER MATERIALLY FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS, AS A RESULT, AMONG OTHER THINGS, OF CHANGES IN TECHNOLOGY, CUSTOMER REQUIREMENTS AND NEEDS, AMONG OTHER FACTORS. WE UNDERTAKE NO OBLIGATION TO RELEASE PUBLICLY THE RESULTS OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS THAT MAY BE MADE TO REFLECT ANY FUTURE EVENTS OR CIRCUMSTANCES.

Overview Of Certain Acquisitions And Other Transactions
-------------------------------------------------------

     During 2001 and the first quarter of 2002, we made three acquisitions of telecommunication companies.

     On October 31, 2001, the Company entered into an Agreement for the Exchange of Common Stock with SBSI/Cyberspeedway, Inc. ("SBSI"), whereby SBSI became a wholly owned subsidiary of the Company. The Company issued 416,666 shares to the former shareholders of SBSI. In addition to the stock, the Company paid $50,000 for the acquisition. SBSI is a systems Integrator and ISP and is located in Scottsdale, Arizona. As per the terms of the Agreement for the Exchange of Common Stock, the Company guaranteed a minimum price of 12 cents per share for 60 days after the closing. As of January 2, 2002, the Company's stock price for the preceding 60 day period averaged 10 cents per share and accordingly the Company issued an additional 83,334 shares to the shareholders of SBSI/Cyberspeedway.

     On January 29, 2002, an Asset Purchase Agreement was executed between the Company and WB Connect. As a result of that Agreement, the Company acquired all assets, properties and rights, tangible and intangible owned by WB Connect.
Schedule 2 of the Asset Purchase Agreement contains the Assets not purchased. The Company also acquired certain liabilities of WB Connect.

     The Company shall provide WB Connect 60,000 shares of its no par common stock with additional monies to be provided if certain conditions are met. The 60,000 shares are valued at $0.10 per share for a total consideration of $6,000. There is revenue and gross margin bonuses that will provide for additional monies to be paid if certain revenue and gross margins are obtained. If revenue exceeds $1,500,000 during 2002 the Company will pay 5% of the gross revenue to WB Connect. If the gross margin from sales of wireless broadband services during the period January 1, 2002 to April 30, 2002 equals or exceeds $175,000, 10% of the gross margin will be paid to WB Connect. Employment agreements with David Shaw, Steve Runkel, and Dan Hartman have been executed.

     On January 1, 2002, a Stock Purchase Agreement was executed between the Company and Fox. As a result of that Agreement, the Company acquired all of the issued and outstanding shares of Fox. The Company also entered into a Management Services Agreement on January 1, 2002 contingent upon the terms of the Stock Purchase Agreement.

     The Company shall provide Fox $250,000 in exchange for all 20,000 shares of Fox's common stock, no par value per share. $100,000 of the purchase price was paid to Fox on March 7, 2002 with an additional promissory note for $125,000 with an interest rate of 8% percent per annum payable sixty (60) days after the closing date of the agreement, and 250,000 shares of InDigiNet common stock valued at $25,000. The Closing was March 7, 2002.

     On December 17, 2001, we entered into a one hundred and eighty day (180) contract with Burt Martin Arnold Securities, Inc. ("BMAS"). BMAS has received 300,000 shares of our no par value common stock. BMAS, on a non-exclusive basis, provides advisory and investment banking services.

RESULTS OF OPERATIONS
---------------------

General
-------

         We have sold Internet and system integration services since the acquisition of SBSI/Cyberspeedway, Inc. in October 2001. As a result, operations for fiscal 2001 are limited. With the acquisition of SBSI/ CyberSpeedway on October 31,2001 the Company became an Internet Service Provider (ISP) with network integration services. There are therefore only two months of this revenue operation in the fiscal year end 12/31/01. The sales of network integration solutions by SBSI was reduced in the third quarter in part due to an overall industry hesitation with capital decisions after the September 11th attack.

Year Ended December 31, 2001
----------------------------

     Revenues
     --------

     Revenues in the year ended December 31, 2001 were $39,406, which were the first revenues received by the Company since inception. Cost of sales were $23,533. Since the incorporation of the Company in September 1997 the Company has had no revenue until the acquisition of SBSI/Cyberspeedway in October 2002. Revenues for the two months from November ending in December 2002 from the acquisition of SBSI/Cyberspeedway were $39,406. Costs of sales were $23,533 during this same time period.

     General and Administrative
     --------------------------

     General and administrative expenses for the year ended December 31, 2001 were $73,919. These costs were primarily the result of expenses related to labor costs and the organizational costs of integrating the operations of the Company and SBSI/Cyberway.

     Net loss for the Company was $169,414 for the year ended December 31, 2001. This loss was mainly due to a write down of goodwill of 109,201 due to impairment.

Liquidity and Capital Resources
-------------------------------

     A critical component of our operating plan impacting our continued existence is the ability to obtain additional capital through additional equity and/or debt financing. We do not anticipate enough positive internal operating cash flow until such time as we can generate substantial additional revenues from direct sales of our product, which may take the next few years to fully realize. In the event we cannot obtain the necessary capital to pursue our strategic plan, we may have to cease or significantly curtail our operations. This would materially impact our ability to continue operations.

     Our near term cash requirements are anticipated to be offset through the receipt of funds from private placement offerings and loans obtained through private sources. Since inception, we have financed cash flow requirements through debt financing. As we expand operational activities, we may continue to experience net negative cash flows from operations, pending receipt of sales revenues, and will be required to obtain additional financing to fund operations through common stock offerings and bank borrowings to the extent necessary to provide working capital.

     Over the next twelve months we intend to develop revenues by developing specific target markets. We believe that existing capital and anticipated funds from operations will not be sufficient to sustain operations and planned expansion in the next twelve months. Consequently, we will be required to seek additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities. No assurance can be made that such financing would be available, and if available it may take either the form of debt or equity. In either case, the financing could have a negative impact on our financial condition and our Stockholders.

     We anticipate incurring operating losses over the next twelve months. Our lack of operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as technology related companies. Such risks include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks we must, among other things, obtain a customer base, implement and successfully execute our business and marketing strategy, continue to develop and upgrade technology and products, provide superior customer services and order fulfillment, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

Going Concern
-------------

     The Company's auditors have requested the Company provide a note, Note 2, in the Company's financial statement as follows:

     The Company's consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

     The Company has experienced losses from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the years ended December 31, 2001 and 2000, the Company incurred net losses of $169,414 and $9,925, respectively. At December 31, 2001, the Company had a working capital deficit of $126,575 and stockholders' deficit of $125,039.

     The Company's ability to continue as a going concern is contingent upon its ability to secure financing and attain profitable operations. In addition, the Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates.

     The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

ITEM 7.  FINANCIAL STATEMENTS
         --------------------

                                 InDigiNet, Inc.
                                Table of Contents


                                                                            Page
                                                                            ----

Report of Independent Auditors                                               15

Consolidated Balance Sheet                                                   16

Consolidated Statements of Operations                                        17

Consolidated Statements of Changes in Stockholders' (Deficit)                18

Consolidated Statements of Cash Flows                                        19

Notes to Consolidated Financial Statements                                20-25

                       STARK WINTER SCHENKEIN & CO., LLP


                         REPORT OF INDEPENDENT AUDITORS


Shareholders and Board of Directors
InDigiNet, Inc.


We have audited the accompanying consolidated balance sheet of InDigiNet, Inc. as of December 31, 2001, and the related consolidated statements of operations, stockholders' (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements of InDigiNet, Inc. as of December 31, 2000 were audited by another auditor whose report dated January 18, 2001 on those statements included an explanatory paragraph that described a going concern uncertainty discussed in Note 2 to the financial statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of InDigiNet, Inc. as of December 31, 2001, and the results of its operations, and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has working capital and stockholders' deficits. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Stark Winter Schenkein & Co., LLP

Denver, Colorado
April 12, 2002

                                InDigiNet, Inc.
                           Consolidated Balance Sheet
                               December 31, 2001



                                     ASSETS

CURRENT ASSETS
      Cash                                                            $   3,876
      Accounts receivable, net of reserve for bad
        debts of $6,994                                                   6,050
      Accounts receivable - related party                                    40
      Prepaid expenses                                                   18,862
                                                                      ---------
                 Total current assets                                    28,828
                                                                      ---------
PROPERY AND EQUIPMENT, net of accumulated depreciation
      of $14,390                                                              -

OTHER ASSETS
      Deposits                                                            1,536
                                                                      ---------

                                                                      $  30,364
                                                                      =========


                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
      Accounts payable                                                $  42,691
      Accounts payable and accrued expenses - related parties            19,583
      Accrued interest - related party                                    2,167
      Other current liabilities                                          10,062
      Operating advances - related party                                 80,900
                                                                      ---------
                 Total current liabilities                              155,403
                                                                      ---------

STOCKHOLDERS' (DEFICIT)
      Preferred stock, no par value, 15,000,000 shares
        authorized, none issued or outstanding                                -
      Common Stock, no par value, 500,000,000
        shares authorized, 373,360,000 issued and outstanding            71,200
      Stock subscription receivable                                     (11,900)
      Accumulated (deficit)                                            (184,339)
                                                                      ---------
                 Total stockholders' (deficit)                         (125,039)
                                                                      ---------

                                                                      $  30,364
                                                                      =========


               The Notes to the Consolidated Financial Statements
                    are an integral part of these statements.


                                          InDigiNet, Inc.
                                Consolidated Statements of Operations
                           For the Years Ended December 31, 2001 and 2000


                                                                             2001                     2000
                                                                         ------------              -----------

REVENUES
       Internet connection services                                      $    26,124               $         -
       Equipment                                                              11,494                         -
       Other                                                                   1,788                         -
                                                                         -----------               -----------
                                                                              39,406                         -

 Cost of sales                                                                23,533                         -
                                                                         -----------               -----------
 Gross margin                                                                 15,873                         -
                                                                         -----------               -----------

 COSTS AND EXPENSES
       Selling, general and administratve expenses                            73,919                     9,925
       Iimpairment of goodwill                                               109,201                         -
                                                                         -----------               -----------
                                                                             183,120                     9,925
                                                                         -----------               -----------

 (Loss) from operations                                                     (167,247)                   (9,925)
                                                                         -----------               -----------

 Interest expense                                                             (2,167)                        -
                                                                         -----------               -----------

Net (loss)                                                               $  (169,414)              $    (9,925)
                                                                         ===========               ===========
Per share information - basic and fully diluted
 Weighted average shares outstanding                                     372,711,507               172,176,448
                                                                         ===========               ===========
(Loss) per common share:
    (Loss) from operations                                               $         -               $         -
    Cumulative effect of change in accounting principle                  $         -               $         -
                                                                         -----------               -----------
Net (loss) per common share                                              $         -               $         -
                                                                         ===========               ===========


                         The Notes to the Consolidated Financial Statements
                             are an integral part of these statements.


                                               InDigiNet, Inc.
                              Consolidated Statement of Stockholders' (Deficit)
                               For the Years Ended December 31, 2001 and 2000


                                                   Common Stock               Stock
                                           ----------------------------    Subscription  Accumulated
                                               Shares         Amount        Receivable    (Deficit)       Total
                                           ---------------  -----------   ------------  -------------  -----------

Balance at December 31, 1999                   80,000,000     $ 5,000       $      -      $  (5,000)    $       -

  Issuance of stock for subscription
      receivable                              320,000,000      20,000        (20,000)             -             -

  Common stock contributed to and
      cancelled by the Company                (27,440,000)          -              -              -             -

  Net (loss)                                            -           -              -         (9,925)       (9,925)
                                              -----------     -------       --------      ---------     ----------

Balance at December 31, 2000                  372,560,000      25,000        (20,000)       (14,925)       (9,925)

  Shares issued pursuant to asset
      purchase agreement                          500,000      30,000              -              -        30,000

  Shares issued for service                       300,000      16,200              -              -        16,200

  Subscription payment                                  -           -          8,100              -         8,100

  Net (loss)                                            -           -              -       (169,414)     (169,414)
                                              -----------     -------       --------      ---------     ----------

Balance at December 31, 2001                  373,360,000     $71,200       $(11,900)     $(184,339)    $(125,039)
                                              ===========     =======       ========      =========     ==========




                             The Notes to the Consolidated Financial Statements
                                  are an integral part of these statements.


                                            InDigiNet, Inc.
                                  Consolidated Statements of Cash Flows
                             For the Years Ended December 31, 2001 and 2000

                                                                                      2001                 2000
                                                                                   ----------           ----------
OPERATING ACTIVITIES
          Net (loss)                                                               $(169,414)            $ (9,925)
          Adjustments to reconcile net (loss) to net cash
           (used in) operating activities:
              Impairment of goodwill                                                 109,201                    -
              Stock issued for services                                               16,200                    -
              Change in allowance for bad debt                                         6,994                    -
          Changes in:
              Accounts receivable                                                      1,235                    -
              Accounts receivable - related party                                          -                    -
              Prepaid expenses                                                       (18,862)                   -
              Deposits                                                                     -                    -
              Accounts payable                                                         7,795                4,900
              Accounts payable and accrued liabilities - related parties              14,558                5,025
              Accrued interest - related party                                         2,167                    -
              Other current liabilities                                               (4,998)                   -
                                                                                   ---------            ---------
                  Net cash (used in) operating activities                            (35,124)                   -
                                                                                   ---------            ---------

INVESTING ACTIVITIES
     Acquisition of SBSI/Cyberspeedway, net of cash received                         (50,000)                   -
                                                                                   ---------            ---------
                  Net cash (used in) investing activities                            (50,000)                   -
                                                                                   ---------            ---------

FINANCING ACTIVITIES
     Proceeds from operating advances - related parties                               80,900                    -
     Payments on stock subscription receivable                                         8,100                    -
                                                                                   ---------            ---------
                  Net cash provided by financing activities                           89,000                    -
                                                                                   ---------            ---------

                      Net increase in cash                                             3,876                    -

CASH AT BEGINNING OF YEAR                                                                  -                    -
                                                                                   ---------             --------

CASH AT END OF YEAR                                                                $   3,876             $      -
                                                                                   =========             ========

SUPPLEMENTAL CASH FLOWS INFORMATION:
     Cash for paid for:
          Interest                                                                 $       -             $      -
                                                                                   =========             ========
          Income taxes                                                             $       -             $      -
                                                                                   =========             ========

SUPPLEMENTAL DISCLOSURE OF
  NON-CASH INVESTING AND FINANCING ACTIVITIES
     Issuance of 500,000 shares of common stock pursuant to asset
          purchase agreement                                                       $  30,000             $      -
                                                                                   =========             ========







                           The Notes to the Consolidated Financial Statements
                                are an integral part of these statements.

                                 INDIGINET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001



Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------

Organization
------------

InDigiNet, Inc. (the "Company") was incorporated as October Project I Corp. on September 24, 1997 in the State of Florida. The Company changed its name to InDigiNet, Inc. on September 7, 2000.

The Company was formed for the purpose of creating a vehicle for raising capital to take advantage of business opportunities that may have profit potential. Management of the Company has unlimited discretion in determining the business activities in which the Company will become engaged. The Company generates revenues through providing Internet dial-up and high-speed connection, web hosting and design, and network sales and installation. The Company currently generates all of their revenue in Arizona.

The Company was in the development stage from its inception on September 24, 1997 through October 31, 2001, the date at which it acquired Scottsdale Business Systems, Inc. ("SBSI") (Note 6).

Principles of consolidation
---------------------------

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated. The Company's only subsidiary at December 31, 2001 is SBSI. SBSI also operates under the name CyberSpeedway.

Use of estimates
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ significantly from those estimates.

Revenue recognition
-------------------

Internet connection fees are billed in advance and recognized over the period for which services are provided.

Equipment revenue is recognized when both title and risk of loss transfers to the customer, provided that no significant obligations remain.

Credit card costs
-----------------

The Company receives payment for a portion of their products and services via credit cards. Credit card costs are expensed in the period incurred. An allowance for chargebacks is also recorded at the time of remittance. To date chargebacks have not been significant.

                                 INDIGINET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


Advertising
-----------

The Company expenses all costs of advertising as incurred. Advertising costs included in general and administrative expenses aggregated $3,661 during 2001. The Company did not incur any advertising expenses during 2000.

Cash and cash equivalents
-------------------------

For purposes of balance sheet classification and the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Property and Equipment
----------------------

Property and equipment is stated at cost. Depreciation is computed using the straight-line method based on estimated useful lives ranging from three to five years. As of December 31, 2001 the Company's property and equipment was fully depreciated.

Fair value of financial instruments
-----------------------------------

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2001. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and cash equivalents, receivables, accounts payable, accrued expenses and operating advance - related party. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature, their carrying amounts approximate fair values, or they are receivable or payable on demand.

Impairment of long-lived assets
-------------------------------

The Company periodically reviews the carrying amount of property, plant and equipment and its identifiable intangible assets to determine whether current events or circumstances warrant adjustments to such carrying amounts. If an impairment adjustment is deemed necessary, such loss is measured by the amount that the carrying value of such assets exceeds their fair value. Considerable management judgment is necessary to estimate the fair value of assets; accordingly, actual results could vary significantly from such estimates. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value less costs to sell.

Net (loss) per common share
---------------------------

The Company follows Statement of Financial Accounting Standards SFAS 128, "Earnings Per Share". Basic earnings (loss) per common share calculations are determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted

                                 INDIGINET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


earnings (loss) per common share calculations are determined by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents outstanding. During the periods when they are anti-dilutive, common stock equivalents, if any, are not considered in the computation.

Business Combinations
---------------------

Business combinations have been accounted for under the purchase method of accounting and include the results of operations of the acquired business from the effective date of acquisition. The cost to acquire companies, including transaction costs, have been allocated to the underlying net assets of the acquired company in proportion to their respective fair values. Any excess of the purchase price over estimated fair values of the net assets acquired has been recorded as goodwill.

The Company periodically reviews the carrying value of acquired intangible assets, including goodwill, to determine whether an impairment may exist. The Company considers relevant cash flow and profitability information, including estimated future operating results, trends and other available information, in assessing whether the carrying value of intangible assets can be recovered. If it is determined that the carrying value of intangible assets or goodwill will not be recovered from the undiscounted future cash flows, the carrying value of such intangible assets or goodwill would be considered impaired. An impairment charge for goodwill is measured as any deficiency in the amount of estimated undiscounted future cash flows, determined on an enterprise-wide basis, in relation to the net stockholders' equity of the Company. As of December 31, 2001, the Company evaluated the carrying amounts of its assets and determined goodwill to be impaired. In accordance with SFAS 142, the Company has recorded the impairment of goodwill as a change in accounting principle (Note 9).

Segment information
-------------------

The Company follows SFAS 131, "Disclosure about Segments of an Enterprise and Related Information". Certain information is disclosed, per SFAS 131, based on the way management organizes financial information for making operating decisions and assessing performance. The Company currently operates in one business segment and will evaluate additional segment disclosure requirements as it expands operations.

Recent pronouncements
---------------------

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for the year beginning January 1, 2002; however certain provisions of that Statement apply to goodwill and other intangible assets acquired between July 1, 2001, and the effective date of SFAS 142. The Company has applied the provisions of both SFAS 141 and 142 to the financial statements for the year ending December 31, 2001.

                                 INDIGINET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001



In July 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is evaluating the impact of the adoption of this standard and has not yet determined the effect of adoption on its financial position and results of operations.

In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The provisions of the statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company is evaluating the impact of the adoption of this standard and has not yet determined the effect of adoption on its financial position and results of operations.

Note 2.  GOING CONCERN
----------------------

The Company's consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced losses from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the years ended December 31, 2001 and 2000, the Company incurred net losses of $169,414 and $9,925, respectively. At December 31, 2001, the Company had a working capital deficit of $126,575 and stockholders' deficit of $125,039.

The Company's ability to continue as a going concern is contingent upon its ability to secure financing and attain profitable operations. In addition, the Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates.

The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 3.  STOCKHOLDERS' (DEFICIT)
--------------------------------

On September 7, 2000, the Company issued 320,000,000 shares of its common stock for a subscription receivable of $20,000 to an officer. These shares were valued at their fair market value on the date the Company agreed to issue the shares. Simultaneously, a former officer of the Company contributed 27,440,000 shares to the Company, which were subsequently canceled.

                                 INDIGINET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


Effective April 30, 2001 the Company approved to forward split the issued and outstanding common stock of the Company 16 for 1. All share and per share amounts include the effect of the forward stock split.

As discussed in Note 6, on October 31, 2001 the Company entered into an asset purchase agreement with SBSI whereby the Company issued 500,000 shares of its common stock valued at $30,000. These shares were valued at their fair market value on the date the Company agreed to issue the shares

On December 17, 2001, the Company issued 300,000 shares of its common stock valued at $16,200 in exchange for services provided. These shares were valued at their fair market value on the date the Company agreed to issue the shares.

     The Company has committed to issuing a stock option to the President of the Company entitling him to purchase 11,175,300 shares of the Company's common stock at $0.10 per share. The stock option will become effective upon the Company's adoption of a stock option plan, which is anticipated during 2002.

Note 4.  RELATED PARTY TRANSACTIONS
-----------------------------------

During the year ended December 31, 2000 the Company received operating advances of $5,025 from a related party in the form of payments of certain Company expenses. The amounts were repaid during 2001.

During the year ending December 31, 2001, the Company received consulting services from various related parties. The total amount of expense incurred and accrued as of December 31, 2001 is $7,500.

During the year ended December 31, 2001, the Company received operating advances from a related party aggregating $80,900. The operating advances carry a 12% annual interest rate, with total interest incurred and outstanding as of December 31, 2001 of $2,167.

Note 5.  INCOME TAXES
---------------------

The Company accounts for income taxes under SFAS 109, "Accounting for Income Taxes", which requires use of the liability method. SFAS No. 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

Reconciliation of the Federal statutory income tax rate of 34% to the effective rate is as follows:

             Federal statutory income tax rate             34.00 %
             State taxes, net of federal benefit            4.95 %
                     Valuation allowance                  (38.95)%
                                                          -------
                                                               - %
                                                          =======

                                 INDIGINET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


The tax effects of temporary differences and net operating losses that give rise to significant portions of deferred tax assets and liabilities consisted of the following:


             Reconciling items

               Net operating loss carryforward            $ 82,000
               Impairment of Goodwill                      109,000
             Less valuation allowance                     (191,000)
                                                          --------

             Net deferred tax                             $      -
                                                          ========

At December 31, 2001, the Company has a net operating loss carryforward of approximately $82,000, which expires beginning in 2021.

The deferred tax asset of $74,000 has been fully reserved as of December 31, 2001. The change in the valuation allowance for the deferred tax asset during the year ended December 31, 2001 was $71,000.

Note 6. Acquisition
-------------------

On October 31, 2001 the Company acquired the net assets of SBSI, which was accounted for as a purchase. SBSI provides technical support, computer sales, Internet access, and domain hosting. In connection with the acquisition, the Company purchased 100% of the net assets of SBSI in exchange for $50,000 and 500,000 shares of par value common stock valued at $30,000.

The assets acquired, including costs in excess of net assets acquired, and liabilities assumed in the acquisition of SBSI are as follows:


Tangible assets acquired at fair value                    $ 14,199
Costs in excess of net assets assumed                      109,201
Liabilities assumed at fair value                          (43,400)
                                                          --------
         Total Purchase Price                             $ 80,000
                                                          ========

The Company reviewed the goodwill that was a result of the transaction and determined that impairment existed. The goodwill was subsequently written off and, in accordance with SFAS 141, treated as a change in accounting principle.

                                 INDIGINET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


The following pro forma (unaudited) information assumes that the acquisition took place at the beginning of the period presented.

         Net sales                                             $ 129,701
                                                               =========
         Net (loss)                                            $(164,948)
                                                               =========
         Net (loss) per share:
               Basic and fully diluted                         $       -
                                                               =========


Note 7.  COMMITMENTS - RELATED PARTY
------------------------------------

The Company is a lessor of office space and computer equipment from an officer of the Company. The office lease calls for monthly payments of $950 for the first year and an option for a second year at $1,000 a month. The lease expires during November 2002. The Company paid $1,900 to the related party under the terms of the lease agreement for the year ended December 31, 2001. The computer equipment lease call for monthly payments of $350 for 36 months, expiring during July 2004. The lease has been classified as an operating lease.

Future minimum payments under non-cancelable operating leases with initial terms of one year or more are as follows:

        2002                    $13,550
        2003                      4,200
        2004                      2,450
                                -------
                                $21,950
                                =======

Note 8.  MAJOR CUSTOMERS
------------------------

The Company transacts 39% of business with two customers. As of December 31, 2001, the Company's receivable from these customers was $3,029.

Note 9. SUBSEQUENT EVENTS
--------------------------

On February 19, 2002, the Company entered into a Stock Purchase Agreement with Fox Telecommunications, Inc. (Fox). The purchase price was $250,000 in exchange for all issued and outstanding shares of Fox's no par value common stock payable as follows: $100,000 paid upon execution of the agreement, an additional $125,000 in the form of a promissory note with an interest rate of 8% per annum payable sixty days after the closing of the agreement, and 250,000 shares of InDigiNet common stock valued at $25,000. The effective date of the Stock Purchase Agreement is January 1, 2002.

On January 29, 2002, the Company entered into an Asset Purchase Agreement with Wireless Broadband Connect, LLC (WBBC) whereby the Company purchased the assets of WBBC in exchange for 60,000 shares of InDigiNet common stock valued at $6,000. The Agreement also calls for earn out bonuses based on revenue and gross margin performance thresholds through April 30, 2002.

ITEM 8.  CHANGES  IN  AND  DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING  AND
         -------------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

     In 2002, we engaged the services of Stark Winter Schenkein & Co., LLP to provide an audit of our Financial Statements from as of and for the year ended December 31, 2001. We have no disagreements with our auditor through the date of this filing. Effective February 20, 2002 Stark Winter Schenkein & Co., LLP replaced Larry Wolfe, CPA as the Company's principal accountant as detailed in the 8-K filing of February 22, 2002. The formal principal accountant's statements for the past two years did not contain an adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope, or accounting principles. There were no disagreements with the former accountant on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures. We have no disagreements with our auditor, Stark Winter Schenkein & Co. through the date of this filing.

                                    PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------   --------------------------------------------------

     Our directors and executive officers are as follows:

Name                          Age               Position
----                          ---               --------

Jeffrey Black                  45           Secretary and Director

Clinton J. Wilson              46           President


     Jeffrey Black, served as our President from September 7, 2000 until December 1, 2001. Mr. Black currently serves as the Company's Secretary and has been the sole director of the Company since September 7, 2000. Mr. Black has over 20 years advising publicly traded companies in strategic planning and procedures for many aspects concerning the business of operating in the public arena. For the past six years, Mr. Black has served as President of Investors Communications Group, Inc. (ICG), a public relations firm. ICG focuses on helping companies develop and implement public relation programs for the investment community, consulting on financing for new capital infusion and the planning and implementing of acquisition strategies.

     Clinton J. Wilson, has served as our President since December 1, 2001 and has more than 23 years of industry experience developing successful Sales organizations and brings a wealth of expertise to the Company. As Senior VP/General Manager of AuraServ Communications, a managed VOIP service provider, he staffed and launched the initial market for this new managed service company in Denver. Prior to AuraServ, Mr. Wilson was Vice President - Field Sales Support for Convergent Communications, an enterprise network solutions provider. He was a of member of that company's senior management team directing the development of the sales channels. He was responsible for guiding the Marketing programs and implementing the sales strategies. Mr. Wilson also served as Senior Vice President of Sales for ICG Telecom Group from 1995-1997, where he was responsible for building the company's national sales organization, the recruitment and training of 210 sales people, and a rapid rise to $160 million in annualized recurring revenue. Mr. Wilson also worked for ICG/Teleport Denver, MCI Telecommunications, InteCom and AT&T/Mountain Bell. He is a 1977 graduate of the University of Colorado, where he earned a Business School degree in Finance/Marketing.

Indemnification of Officers and Directors
-----------------------------------------

     The Florida Business Corporations Act authorizes Florida corporations to indemnify any person who was or is a party to any proceeding (other than an action by, or in the right of, the corporation), by reason of the fact that he is or was a director, officer, employee, or agent of the corporation or is or was serving at the request of the corporation as a director, officer, employee, or agent of another corporation or other entity, against liability incurred in connection with such proceeding, including any appeal thereof, if he acted in good faith and in a manner he reasonably believed to be in, or not opposed to, the best interests of the corporation. With respect to any criminal action or proceeding, the party must have had no reasonable cause to believe his conduct was unlawful. In the case of an action by or on behalf of a corporation, indemnification may not be made if the person seeking indemnification is adjudged liable, unless the court in which such action was brought determines such person is fairly and reasonably entitled to indemnification. The indemnification provisions of Florida law require indemnification if a director or officer has been successful on the merits or otherwise in defense of any action, suit, or proceeding to which he was a party by reason of the fact that he is or was a director or officer of the corporation. The indemnification authorized under Florida law is not exclusive, and is in addition to any other rights granted to officers and directors under the Articles of Incorporation or Bylaws of the corporation or any agreement between officers and directors and the corporation. A corporation may purchase and maintain insurance or furnish similar protection on behalf of any officer or director against any liability asserted against the officer or director and incurred by the officer or director in such capacity, or arising out of the status, as an officer or director, whether or not the corporation would have the power to indemnify him against such liability under Florida law.

     Article X of the Company's Articles of Incorporation provides that to the fullest extent permitted by law, no director or officer of the Company shall be personally liable to the Company or its shareholders for damages for breach of any duty owed to the Company or its shareholders. In addition, Article X provides that the Company shall have the power in its By-Laws or in any resolution of its stockholders or directors, to undertake to indemnify the officers and directors of the Company against any contingency or peril as may be determined to be in the best interests of the Company, and, in conjunction therewith, to procure, at the Company's expense, policies of insurance.

ITEM 10.  EXECUTIVE COMPENSATION
          ----------------------

     Mr. Wilson is employed as President pursuant to an employment agreement with us. Under the terms of the employment agreement, Mr. Wilson receives an annual salary of $125,000 and such additional benefits that are generally provided other employees. Mr. Wilson's employment agreement expires December 31, 2003 and will be subject to renegotiation at that time. If we terminate the employment of Mr. Wilson without cause during the first year of this agreement, Mr. Wilson is entitled to receive compensation equal to six months of his base salary and benefits. Mr. Wilson will receive an annual bonus, to be issued on the anniversary date of the agreement, in the mount of $25,000. Mr. Wilson is subject to a noncompetition covenant for a period of one year from the date of termination of the employment agreement.

     Pursuant to the terms of the employment agreement, Mr. Wilson is entitled to receive 11,175,300 stock options which are exercisable at $0.10 per share. These options must be issued according to the terms of the Company's stock option plan no later than December 31, 2002. As of the date of this filing, no options have been issued.

Confidentiality and Nondisclosure Agreements
--------------------------------------------

     We generally require our employees to execute confidentiality and nondisclosure agreements upon the commencement of employment with us. The agreements generally provide that all inventions or discoveries by the employee related to our business and all confidential information developed or made known to the employee during the term of employment shall be the exclusive property of us and shall not be disclosed to third parties without the prior approval of us.

Directors' Compensation
-----------------------

     Each director currently receives no compensation.

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

     Under Section 16(a) of the Securities Exchange Act of 1934, as amended, our directors and certain of our officers, and persons holding more than ten percent of our Common Stock are required to file forms reporting their beneficial ownership of our Common Stock and subsequent changes in that ownership with the Securities and Exchange Commission. Such persons are also required to furnish us with copies of all forms so filed.

     Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, and amendments thereto furnished to us, we believe that during the year ended December 31, 2001, our executive officers, directors and greater than ten percent beneficial owners complied on a timely basis with all Section 16(a) filing requirements.

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

     The table below sets forth information regarding ownership of our common stock as of March 31, 2002, by each person who is known by us to beneficially own more than five percent of our common stock, by each director, by each executive officer named in the summary compensation table and by all directors and executive officers as a group. Shares issuable within sixty days after March 31, 2001 upon the exercise of options are deemed outstanding for the purpose of computing the percentage ownership of persons beneficially owning such options or holding such notes but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. To the best of our knowledge, the persons listed below have sole voting and investment power with respect to the shares indicated as owned by them subject to community property laws where applicable and the information contained in the notes to the table.

Name and                                   Amount and Nature
Address of                                   of Beneficial          Percent of
Beneficial Owner                               Ownership               Class
--------------------------------------------------------------------------------

Jeffrey Black                                 320,000,000              85.6%
74478 Highway 111, #372
Palm Desert, CA 92260

Clinton J. Wilson                                 145,000                  *
5197 East Nichols Lane
Littleton, CO 80122

All officers and directors as a group
   (2 persons)                                320,145,000              85.6%

---------------------
* Less than one percent.


ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

     No transactions required to be disclosed by Item 404 of Regulation S-B have occured during the last two years and there are no such proposed transactions.

                                     PART IV


ITEM 13:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
          ---------------------------------------------------------------

Documents filed as part of this report:

A.   (1)  Financial Statements

     Reference is made to the listing on page 14 for an index of all financial statements filed as part of this report.

     (2) All other schedules are omitted because they are not required, are inapplicable, or the information is otherwise shown in the financial statements or the notes thereto.

B.   Reports on Form 8-K:

     The following table lists all reports filed on Form 8-K for the fourth quarter of 2001.

     Date                                  Item
     ----                                  ----

November 15, 2001   Item 2 - Acquisition  or Disposition of Assets - relating to agreement for the exchange of common stock between the Company and Scottsdale Business Systems Inc./Cyberspeedway

                    Item 7 - Financial Statements of Scottsdale Business Systems Inc./Cyberspeedway

C.   Exhibits:

     Exhibit Index regarding exhibits filed in accordance with Item 601, at page 33 hereof.

D.   Other Financial Statements:

     All other schedules are omitted because they are not required, are inapplicable, or the information is otherwise shown in the financial statements or the notes thereto.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Scottsdale, State of Arizona, United States of America, on April 15, 2002.

                                       INDIGINET, INC.



                                       By: /s/ Clinton J. Wilson
                                          --------------------------------------
                                           Clinton J. Wilson, President



                                       By: /s/ Jeffrey Black
                                          --------------------------------------
                                           Jeffrey Black, Secretary and Director

                                     EXHIBIT INDEX TO FORM 10-K

                               FOR FISCAL YEAR ENDED DECEMBER 31, 2001

                                           INDIGINET, INC.

Exhibits:

Exhibit No.     Description                                    Location
-----------     -----------                                    --------
3(i)            Articles of Incorporation                      Incorporated by reference to Exhibit 2(a) to
                                                               Registrant's Form 10-SB filed on February 9,
                                                               2001.  (No. 0-32333)

3(1)(a)         Articles of Amendment to Articles of           Incorporated by reference to Exhibit 2(b) to
                Incorporation                                  Registrant's Form 10-SB filed on February 9,
                                                               2001.  (No. 0-32333)

3(1)(b)         Articles of Amendment to Articles of           Filed Herewith
                Incorporation filed April 23, 2001

3(ii)           Bylaws                                         Incorporated by reference to Exhibit 2(c) to
                                                               Registrant's Form 10-SB filed on February 9,
                                                               2001.  (No. 0-32333)

10.1            Agreement for the Exchange of Common Stock     Incorporated by reference to Exhibit 2 to
                dated October 31, 2001 between the             Registrant's Form 8-K filed on November 15,
                Registrant and Scottsdale Business Systems     2001.  (No. 0-32333)
                Inc./Cyberspeedway

10.2            Asset Purchase Agreement dated January 29,     Incorporated by reference to Exhibit 2 to
                2002 between the Registrant and Wireless       Registrant's Form 8-K filed on February 11,
                Broadband Connect, LLC                         2002.  (No. 0-32333)

10.3            Stock Purchase Agreement dated January 1,      Incorporated by reference to Exhibit 99 to
                2002 between the Registrant and Fox            Registrant's Form 8-K filed on March 18, 2002.
                Telecommunications, Inc.                       (No. 0-32333)

10.4            Management Services Agreement dated January    Incorporated by reference to Exhibit 2 to
                1, 2002 between the Registrant and Fox         Registrant's Form 8-K filed on March 18, 2002.
                Telecommunications, Inc.                       (No. 0-32333)

10.5            Employment Agreement dated December 1, 2001    Filed herewith
                between the Registrant and Clinton J. Wilson

