Form 10QSB
period 2002-03-31
INDIGINET INC/FL
filed 2002-05-23
CIK 1132686

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 30549


                                   FORM 10-QSB


(Mark One)
[ ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

    For the quarterly period ended March 30, 2002

[ ] TRANSACTION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

    For the transition period from            to
                                   ----------    ------------

                         Commission file number: 0-32333

                                 InDigiNet, Inc.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Florida                                                65-0972865
---------------------------------                            -------------------
(State or Other Jurisdiction                                    (IRS Employer
of Incorporation or Organization)                            Identification No.)

74 - 478 Highway 111, #372, Palm Desert, CA                         92260
-------------------------------------------                       ----------
(Address of principal executive offices)                          (Zip Code)

                                 (760) 423-0282
                           ---------------------------
                           (Issuer's telephone number)


                                  Not Applicable
               ---------------------------------------------------
               (Former name, former address and former fiscal year
                         (if changed since last report)


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a Court. Yes [ ] No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of each of the issuer's classes of common equity, as of May 15, 2002 was 373,670,000 shares of common stock.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No [X]

                                      INDEX

                                                                         Page
                                                                        Number
                                                                        ------

Part I.   Financial Information

     Item I.   Financial Statements

               Consolidated Balance Sheets as of
                 March 31, 2002 (Unaudited)                                3

               Consolidated Statements of Operations,
                 Three Months Ended March 31, 2002
                 and 2001 (Unaudited)                                      4

               Consolidated Statements of Cash Flows,
                 Three Months Ended March 31, 2002
                 and 2001 (Unaudited)                                      5

               Notes to Consolidated Financial Statements
                 (Unaudited)                                               6

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Analysis or Plan of Operation                 9

Part II.  Other Information                                               11

     Item 1.  Legal Proceedings                                           11

     Item 2.  Changes in Securities                                       11

     Item 3.  Defaults upon Senior Securities                             11

     Item 4.  Submission of Matters to a Vote of Security
                Holders                                                   11

     Item 5.  Other Information                                           11

     Item 6.  Exhibits and Reports on Form 8-K                            11

Signatures                                                                12

PART 1 - FINANCIAL INFORMATION
------------------------------


                                InDigiNet, Inc.
                           Consolidated Balance Sheet
                                 March 31, 2002
                                  (Unaudited)



                                     ASSETS

CURRENT ASSETS
  Cash                                                                $  96,658
  Accounts receivable, net of reserve for bad debts of $7,158           122,468
  Accounts receivable, related party                                        200
  Prepaid expenses                                                        8,100
                                                                      ---------
         Total current assets                                           227,426
                                                                      ---------

PROPERTY AND EQUIPMENT, net                                              49,041
                                                                      ---------

                                                                      $ 276,467
                                                                      =========


                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
  Accounts payable and accrued expenses                               $ 138,620
  Accounts payable and accrued expenses - related parties                26,546
  Unearned revenue                                                       21,465
  Accrued interest                                                        1,712
  Accrued interest - related parties                                     12,616
  Notes payable, related parties - current                              183,874
                                                                      ---------
         Total current liabilities                                      384,833
                                                                      ---------


NON-CURRENT LIABILITIES
  Notes payable                                                         389,723
  Notes payable - related parties                                       280,400
                                                                      ---------
         Total non-current liabilities                                  670,123
                                                                      ---------


STOCKHOLDERS' (DEFICIT)
  Preferred stock, no par value, 15,000,000 shares
    authorized, none issued or outstanding                                    -
  Common Stock, no par value, 500,000,000 shares
    authorized, 373,670,000 shares issued and outstanding                92,740
  Additional paid-in capital                                              4,500
  Stock subscription receivable                                          (8,900)
  Stock subscription                                                     72,500
  Accumulated (deficit)                                                (939,329)
                                                                      ---------
         Total stockholders' (deficit)                                 (778,489)
                                                                      ---------

                                                                      $ 276,467
                                                                      =========


            The notes to the consolidated financial statements are an
                  integral part of these financial statements.



                                    InDigiNet, Inc.
                          Consolidated Statements of Operations
                          For the Three Months Ended March 31,
                                     (Unaudited)


                                                                2002            2001
                                                           -------------    ------------
REVENUES
  Technical services                                       $    199,558     $          -
  Product sales                                                  97,540                -
  Internet                                                       40,720                -
  Other                                                           1,876                -
                                                           ------------     ------------
                                                                339,694                -
                                                           ------------     ------------

COSTS AND EXPENSES
  Product costs                                                 113,992                -
  Selling, general and administrative expenses                  572,846              500
  Impairment of goodwill                                        390,338                -
                                                           ------------     ------------
                                                              1,077,176              500
                                                           ------------     ------------


(Loss) from operations                                         (737,482)            (500)
                                                           ------------     ------------

Interest expense                                                (17,508)               -
                                                           ------------     ------------

Net (loss)                                                 $   (754,990)    $       (500)
                                                           ============     ============

Per share information - basic and fully diluted:
  Weighted average shares outstanding                       373,670,000      372,560,000
                                                           ============     ============
Net (loss) per common share                                $          -     $          -
                                                           ============     ============



                The notes to the consolidated financial statements are an
                      integral part of these financial statements.



                                         InDigiNet, Inc.
                              Consolidated Statements of Cash Flows
                               For the Three Months Ended March 31,
                                           (Unaudited)

                                                                         2002             2001
                                                                      ----------       ----------
OPERATING ACTIVITIES
             Net cash (used in) operating activities                  $(190,707)       $        -
                                                                      ---------        ----------

INVESTING ACTIVITIES
      Business combinations, net of cash received                       (49,323)                -
                                                                      ---------        ----------
             Net cash (used in) investing activities                    (49,323)                -
                                                                      ---------        ----------

FINANCING ACTIVITIES
      Proceeds from notes payable - related party                       199,500                 -
      Proceeds from notes payable                                        70,000                 -
      Payments on notes payable                                         (12,188)                -
      Proceeds from stock subscriptions                                  72,500                 -
      Proceeds from stock subscription receivable                         3,000                 -
                                                                      ---------        ----------
             Net cash provided by financing activities                  332,812                 -
                                                                      ---------        ----------

                Net increase in cash                                     92,782                 -

CASH AT BEGINNING OF PERIOD                                               3,876                 -
                                                                      ---------        ----------

CASH AT END OF PERIOD                                                 $  96,658        $        -
                                                                      =========        ==========

SUPPLEMENTAL DISCLOSURE OF
  NON-CASH INVESTING AND FINANCING ACTIVITIES
    Issuance of 310,000 shares of common stock pursuant to asset
       purchase agreements                                            $  21,540        $        -
                                                                      =========        ==========
    Issuance of note payable related to asset purchase agreement      $ 125,000        $        -
                                                                      =========        ==========






                 The notes to the consolidated financial statements are an
                       integral part of these financial statements.

                                 InDigiNet, Inc
                 Notes to the Consolidated Financial Statements
                                 March 31, 2002
                                   (Unaudited)


NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the financial statements and notes thereto, included in the Company's Form 10-KSB as of and for the two years ended December 31, 2001.

NOTE 2:  EARNINGS PER SHARE

The Company calculates net income (loss) per share as required by Statement of Financial Accounting Standards 128, "Earnings per Share." Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods presented, common stock equivalents were not considered, as their effect would be anti-dilutive.

NOTE 3.  GOING CONCERN

The Company's consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced losses from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the period ended March 31, 2002 the Company incurred a net loss of $754,990. At March 31, 2002, the Company had a working capital deficit of $157,407 and stockholders' deficit of $778,489.

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

                                 InDigiNet, Inc.
                 Notes to the Consolidated Financial Statements
                                 March 31, 2002
                                   (Unaudited)



NOTE 4.  ACQUISITIONS

On January 29, 2002, the Company entered into an Asset Purchase Agreement with Wireless Broadband Connect, LLC (WBBC), a company primarily engaged in the business of providing wireless broadband solutions, integration, design and implementation, whereby the Company purchased the assets of WBBC in exchange for 60,000 shares of common stock with a fair market value of $5,040. The Agreement also calls for earn out bonuses based on revenue and gross margin performance thresholds through April 30, 2002.

The assets acquired, including costs in excess of net assets acquired, and liabilities assumed in the acquisition of WBBC are as follows:

Tangible assets acquired at fair value         $  54,539
Costs in excess of net assets (goodwill)           9,376
Liabilities assumed at fair value                (58,875)
                                               ---------
         Total purchase price                  $   5,040
                                               =========

The Company reviewed the goodwill that was a result of the transaction and determined that impairment existed.

The results of operations of WBBC are included in the accompanying consolidated financial statements since the date of acquisition.

Pro forma information as if WBBC was purchased at the beginning of the current period is not provided because the amounts of revenue, cost of sales, administrative expenses, and net loss from the beginning of the period to the acquisition date are not material to the financial statements as a whole. Pro forma information for the comparable period of the prior year is not presented since WBBC was not an operating entity at that time.

On February 19, 2002, the Company entered into a Stock Purchase Agreement with Fox Telecommunications, Inc. (Fox), a company primarily engaged in telephone system integration, implementation and service. The purchase price was $241,500 in exchange for all of the issued and outstanding shares of Fox's common stock payable as follows: $100,000 was paid upon execution of the agreement, an additional $125,000 in the form of a promissory note with an interest rate of 8% per annum payable July 19, 2002 and 250,000 shares of InDigiNet common stock valued at $16,500. The effective date of the Stock Purchase Agreement is January 1, 2002.

The assets acquired, including costs in excess of net assets acquired, and liabilities assumed in the acquisition of Fox are as follows:

Tangible assets acquired at fair value               $ 221,402
Costs in excess of net assets (goodwill)               380,962
Liabilities assumed at fair value                     (360,864)
                                                     ---------
         Total purchase price                        $ 241,500
                                                     =========

                                 InDigiNet, Inc.
                 Notes to the Consolidated Financial Statements
                                 March 31, 2002
                                   (Unaudited)


The Company reviewed the goodwill that was a result of the transaction and determined that impairment existed.

The results of operations of Fox are included in the accompanying consolidated financial statements since the date of acquisition.

Pro forma information as if Fox was purchased on January 1, 2001 is as follows:

Net sales                                             $260,291
                                                      ========
Net income                                            $ 55,698
                                                      ========
Net income per share:
     Basic and fully diluted                          $      -
                                                      ========

NOTE 5.  NOTES PAYABLE - RELATED PARTIES

During the period, a related party of the Company advanced a total of $199,950 at 12% interest to be repaid on December 31, 2004. Total accrued interest relating to the note is $5,985.

As discussed in Note 3, the Company entered into an asset purchase agreement with WBBC. As a result of the agreement, the Company assumed a total of $58,874 in related party notes payable. Interest on these notes accrues at 8% per year, with the total amount due on February 28, 2002. Total accrued interest as of March 31, 2002 is $1,148. The notes are currently delinquent.

As discussed in Note 3, the Company entered into a stock purchase agreement with Fox. As a result of the agreement, the Company issued Fox a note for $125,000 with interest accruing at 8% per year, due on July 19, 2002. Total interest accrued as of March 31, 2002 is $1,096.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


GENERAL.
-------

Indiginet, Inc. a Florida corporation (the "Company" or "Indiginet") formerly October Project 1 Corp., was formed on September 24, 1997.

Indiginet stands for Integrating Digital Networks. We provide small to mid-sized businesses with integrated communication solutions. The Company offers voice, data, local, long distance and wireless services to business customers utilizing best in class vendor equipment and delivers managed third party networks enabling a comprehensive suite of services as the single point of contact to resolve issues and payment of services without the capital burden of building a communication network infrastructure. The Company's strategy is to acquire customer bases from smaller, single market, single product communication system service providers and expand the breadth of their services to grow revenue and enhance profitability.

On October 31, 2001, the Company entered into an Agreement for the Exchange of Common Stock with SBSI/Cyberspeedway, Inc. ("SBSI"), whereby SBSI became a wholly owned subsidiary. SBSI is a systems integrator and ISP located in Scottsdale, Arizona.

On January 1, 2002, a Stock Purchase Agreement was executed between the Company and Fox Telecommunications, Inc., a Colorado limited liability company. As a result of that Agreement, the Company acquired all of the issued and outstanding shares of Fox Telecommunications, Inc.

On January 29, 2002, an Asset Purchase Agreement was executed between the Company and Wireless Broadband Connect, LLC, a Colorado limited liability company. As a result of this Agreement, the Company acquired all assets, properties and rights, tangible and intangible, owned by Wireless Broadband Connect, LLC.

During this quarter the Company successfully completed the acquisition of Wireless Broadband Connect assets and the purchase of Fox Telecom and has generated revenues from both entities. We have continued to sell Internet and system integration services through SBSI/Cyberspeedway, Inc. in Phoenix, Arizona. As a result, this quarter represents the first operating quarter of the combined entities as we continue to build the initial foundation for the operating entity.

During the prior year, 2001, until October 31, 2001, the Company was a development stage company with no operating assets. Therefore, the following results do not have any comparables to an earlier year or quarter.

Revenues
--------

Revenues in the quarter ended March 31, 2002 were $339,694 which were generated by the combination of new sales from existing operations and from the integration of the Wireless Broadband Connect and Fox Telecommunications acquisitions.

General and Administrative
--------------------------

General and administrative expenses for the quarter ended March 31, 2002 were $572,846. These costs were primarily the result of expenses related to the integration of the acquired companies into Indiginet and the hiring of a sales force to begin selling new services during the initial launch in Phoenix and Denver.

Total costs and expenses for the quarter were $1,077,176, this includes a one time impairment to goodwill of $390,338 attributed to the acquisitions of Fox Telecommunications and Wireless Broadband Connect. The Company also had interest expense of $17,508 during the quarter.

Net loss for the Company was $754,990 for the quarter ended March 31, 2002. This loss was primarily a result of increasing activity in building a new sales force and launching the distribution of new products.

Liquidity and Capital Resources
-------------------------------

A critical component of our operating plan impacting our continued existence is the ability to obtain additional capital through equity and/or debt financing. We do not anticipate enough positive internal operating cash flow until such time as we can generate substantial additional revenues from direct sales of our product and services, which may take the next year to fully realize. In the event we cannot obtain the necessary capital to pursue our strategic plan, we may have to significantly reduce the size of our operations. This would materially impact our ability to continue operations.

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

Over the next twelve months we intend to increase revenues by growing sales in Colorado and Arizona. We believe that existing capital and anticipated funds from operations will not be sufficient to sustain operations and planned expansion in the next twelve months. Consequently, we will be required to seek additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities. No assurance can be made that such financing would be available, and if available it may take either the form of debt or equity. In either case, the financing could have a negative impact on our financial condition and our Stockholders.

                          PART II -- OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

         Not Applicable

ITEM 2.  CHANGES IN SECURITIES.

         Not Applicable

ITEM 3.  DEFAULTS IN SENIOR SECURITIES

         Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable

ITEM 5.  OTHER INFORMATION.

         Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

          (a) Exhibits. The following Exhibits are furnished as part of this report:

               NONE

          (b)  Form 8-K

               (i) Form 8-K filed January 3, 2002 reporting the acquisition of SBSI/Cyberspeedway, Inc. under Item 2;

              (ii) Form 8-K filed February 11, 2002 reporting the acquisition of Wireless Broadband Connect, LLC under Item 2;

             (iii) Form 8-K filed February 22, 2002 reporting change in certify-ing accountant; and

              (iv) Form 8-K filed March 18, 2002 reporting the acquisition of Fox Telecommunications, Inc.

                                   SIGNATURES
                                   ----------

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      INDIGINET, INC.


Dated:  May 22, 2002                  By: /s/ Clint Wilson
                                          --------------------------------------
                                          Clint Wilson, President