Form 10QSB
period 2002-06-30
INDIGINET INC/FL
filed 2002-08-30
CIK 1132686

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 30549


                                   FORM 10-QSB


(Mark One)
[ ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

    For the quarterly period ended June 30, 2002

[ ] TRANSACTION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

    For the transition period from            to
                                   ----------    ------------

                         Commission file number: 0-32333

                                 InDigiNet, Inc.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Florida                                                65-0972865
---------------------------------                            -------------------
(State or Other Jurisdiction                                    (IRS Employer
of Incorporation or Organization)                            Identification No.)

8174 South Holly Street, Suite 402, Centennial, CO                   80122
--------------------------------------------------                ----------
    (Address of principal executive offices)                      (Zip Code)

                                 (303) 504-4900
                           ---------------------------
                           (Issuer's telephone number)


                74 - 478 Highway 111, #372, Palm Desert, CA 92260
               ---------------------------------------------------
               (Former name, former address and former fiscal year
                         (if changed since last report)


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

The number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 2002 was 375,671,000 shares of common stock.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No [X]

                                      INDEX

                                                                         Page
                                                                        Number
                                                                        ------

Part I.   Financial Information

     Item I.   Financial Statements

               Consolidated Balance Sheets as of
                 June 30, 2002 (Unaudited)                                 3

               Consolidated Statements of Operations,
                 for the Three Months Ended June 30, 2002
                 and 2001 and for the Six Months Ended
                 June 30, 2002 and 2001 (Unaudited)                        4

               Consolidated Statements of Cash Flows,
                 Six Months Ended June 30, 2002
                 and 2001 (Unaudited)                                      5

               Notes to Consolidated Financial Statements
                 (Unaudited)                                               6

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Analysis or Plan of Operation                10

Part II.  Other Information                                               15

     Item 1.  Legal Proceedings                                           15

     Item 2.  Changes in Securities                                       15

     Item 3.  Defaults upon Senior Securities                             15

     Item 4.  Submission of Matters to a Vote of Security
                Holders                                                   15

     Item 5.  Other Information                                           15

     Item 6.  Exhibits and Reports on Form 8-K                            15

Signatures                                                                16

PART 1 - FINANCIAL INFORMATION
------------------------------

                                InDigiNet, Inc.
                           Consolidated Balance Sheet
                                 June 30, 2002
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS
      Cash                                                                 $   59,514
      Accounts receivable, net of reserve for bad debts of $4,465              18,931
      Prepaid expenses                                                          9,137
                                                                           ----------
                 Total current assets                                          87,582
                                                                           ----------

PROPERTY AND EQUIPMENT, net                                                    13,885
                                                                           ----------

                                                                           $  101,467
                                                                           ==========


              LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
      Accounts payable and accrued expenses                                $  196,928
      Accounts payable and accrued expenses - related parties                 106,557
      Unearned revenue                                                          7,264
      Accrued interest - related parties                                        8,225
      Notes payable - related parties                                         378,959
      Net liabilities of discontinued operations                              224,213
                                                                           ----------
                 Total current liabilities                                    922,146
                                                                           ----------

STOCKHOLDERS' (DEFICIT)
      Preferred stock, no par value, 15,000,000 shares
           authorized, none issued or outstanding                                   -
      Common Stock, no par value, 500,000,000 shares
           authorized, 375,671,000 shares issued and outstanding              272,640
      Additional paid-in capital                                                4,500
      Stock subscription                                                       72,500
      Stock subscription receivable                                            (8,900)
      Accumulated (deficit)                                                (1,161,419)
                                                                           ----------
                 Total stockholders' (deficit)                               (820,679)
                                                                           ----------

                                                                           $  101,467
                                                                           ==========


            The notes to the consolidated financial statements are an
                  integral part of these financial statements.

                                                   InDigiNet, Inc.
                                       Consolidated Statements of Operations
                                                    (Unaudited)


                                                     For the three months ended June 30,     For the six months ended June 30,
                                                          2002                 2001              2002                2001
                                                     --------------       --------------     -------------      --------------
REVENUES
      Technical services                               $    38,835         $         -       $    52,544          $         -
      Product sales                                         98,830                   -           135,113                    -
      Internet                                              36,450                   -            77,170                    -
      Other                                                    552                   -             2,428                    -
                                                       -----------         -----------       -----------          -----------
                                                           174,667                   -           267,255                    -
                                                       -----------         -----------       -----------          -----------
COSTS AND EXPENSES
      Product costs                                         66,235                   -           149,233                    -
      Selling, general and administrative expenses         340,482                 500           689,837                1,000
      Impairment of goodwill                                     -                   -           390,338                    -
                                                       -----------         -----------       -----------          -----------
                                                           406,717                 500         1,229,408                1,000
                                                       -----------         -----------       -----------          -----------

(Loss) from operations                                    (232,050)               (500)         (962,153)              (1,000)
                                                       -----------         -----------       -----------          -----------

Interest expense                                            (4,898)                  -           (15,347)                   -
                                                       -----------         -----------       -----------          -----------

(Loss) from continuing operations                         (236,948)               (500)         (977,500)              (1,000)
                                                       -----------         -----------       -----------          -----------

Discontinued operations:
      Income from operations of Telecom
          Installations to be disposed of (net of
            income taxes of $5,794 and $164)                20,652                   -               584                    -
                                                       -----------         -----------       -----------          -----------

 Net (loss) before income taxes                           (216,296)               (500)         (976,916)              (1,000)

 Income taxes (benefit)                                      5,794                   -               164                    -
                                                       -----------         -----------       -----------          -----------

Net (loss)                                             $  (222,090)        $      (500)      $  (977,080)         $    (1,000)
                                                       ===========         ===========       ===========          ===========

Per share information - basic and fully diluted:
 Weighted average shares outstanding                   374,003,500         372,560,000       373,743,417          372,560,000
                                                       ===========         ===========       ===========          ===========

Net (loss) per common share:
     (Loss) from operations                            $         -         $         -       $         -          $         -
     Discontinued operations                                     -                   -                 -                    -
                                                       -----------         -----------       -----------          -----------
     Net (loss)                                        $         -         $         -       $         -          $         -
                                                       ===========         ===========       ===========          ===========




          The notes to the consolidated financial statements are an integral part of these financial statements.

                                             InDigiNet, Inc.
                                   Consolidated Statements of Cash Flows
                                              (Unaudited)


                                                                       For the six months ended June 30,
                                                                           2002                 2001
                                                                       -----------          ------------
OPERATING ACTIVITIES
                   Net cash (used in) operating activities              $(299,414)            $      -
                                                                        ---------             --------

INVESTING ACTIVITIES
      Business combinations, net of cash received                         (49,323)                   -
                                                                        ---------             --------
                   Net cash (used in) investing activities                (49,323)                   -
                                                                        ---------             --------

FINANCING ACTIVITIES
      Proceeds from notes payable - related parties                       294,085                    -
      Proceeds from notes payable                                          70,000                    -
      Payments on notes payable                                           (35,210)                   -
      Proceeds from stock subscriptions                                    75,500                    -
                                                                        ---------             --------
                   Net cash provided by financing activities              404,375                    -
                                                                        ---------             --------

                        Net increase in cash                               55,638                    -

CASH AT BEGINNING OF PERIOD                                                 3,876                    -
                                                                        ---------             --------

CASH AT END OF PERIOD                                                   $  59,514             $      -
                                                                        =========             ========











 The notes to the consolidated financial statements are an integral part of these financial statements.


                                 InDigiNet, Inc.
                 Notes to the Consolidated Financial Statements
                                  June 30, 2002
                                   (Unaudited)


NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto, included in the Company's Form 10-KSB as of and for the year ended December 31, 2001.


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

The Company has experienced losses from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the six months ended June 30, 2002 the Company incurred a net loss of $977,080. At June 30, 2002, the Company had working capital and stockholders' deficits of $834,564 and $820,679, respectively.

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

                                 InDigiNet, Inc.
                 Notes to the Consolidated Financial Statements
                                  June 30, 2002
                                   (Unaudited)


NOTE 4.  ACQUISITIONS

On January 29, 2002, the Company entered into an Asset Purchase Agreement with Wireless Broadband Connect, LLC (WBBC) whereby the Company purchased the assets of WBBC in exchange for 60,000 shares of common stock with a fair market value of $5,040. The Agreement also calls for earn out bonuses based on revenue and gross margin performance thresholds through April 30, 2002. As of June 30, 2002 none of the earn out bonuses had been earned.

The assets acquired, including costs in excess of net assets acquired, and liabilities assumed in the acquisition of WBBC are as follows:

Tangible assets acquired at fair value               $  54,539
Costs in excess of net assets assumed                    9,376
Liabilities assumed at fair value                      (58,875)
                                                     ---------
         Total purchase price                        $   5,040
                                                     =========

At March 31, 2002 the Company reviewed the goodwill that was a result of the transaction and determined that impairment existed and charged $9,376 to operations.

Pro-forma information as if the Company was purchased at the beginning of the period is not necessary because the results of operations of WBBC are not material to the financial statements as a whole.

On February 19, 2002, the Company entered into a Stock Purchase Agreement with Fox Telecommunications, Inc. (Fox). The purchase price was $241,500 in exchange for all of the issued and outstanding shares of Fox's common stock payable as follows: $100,000 was paid upon execution of the agreement, an additional $125,000 in the form of a promissory note with an interest rate of 8% per annum payable sixty days after the closing of the agreement and 250,000 shares of InDigiNet common stock valued at $16,500. The effective date of the Stock Purchase Agreement is January 1, 2002 (see Note 7).

The assets acquired, including costs in excess of net assets acquired, and liabilities assumed in the acquisition of Fox are as follows:

Tangible assets acquired at fair value               $ 221,402
Costs in excess of net assets assumed                  380,962
Liabilities assumed at fair value                     (360,864)
                                                     ---------
         Total purchase price                        $ 241,500
                                                     =========

                                 InDigiNet, Inc.
                 Notes to the Consolidated Financial Statements
                                  June 30, 2002
                                   (Unaudited)


At March 31, 2002 the Company reviewed the goodwill that was a result of the transaction and determined that impairment existed and charges $380,962 to operations.

Pro-forma information as if the Company was purchased on January 1, 2001 is as follows:

Net sales                                            $260,291
                                                     ========
Net income                                           $ 55,698
                                                     ========
Net income per share:
         Basic and fully diluted                     $      -
                                                     ========


NOTE 5.  NOTES PAYABLE - RELATED PARTIES

During the six months ended June 30, 2002 related parties advanced the Company cash aggregating $294,085. All of the loans are short-term and bear interest at rates ranging from 8% - 12%.

As discussed in Note 3, the Company entered into an asset purchase agreement with WBBC. As a result of the agreement, the Company assumed a total of $58,874 in related party notes payable. Interest on these notes accrues at 8% per year, with the total amount due on February 28, 2002. Total accrued interest as of June 30, 2002 is $2,325. The notes are currently delinquent.

Also, as discussed in Note 3, the Company entered into a stock purchase agreement with Fox. As a result of the agreement, the Company issued Fox a note for $125,000 with interest accruing at 8% per year, due on July 19, 2002 (see
Note 6). Total interest accrued as of June 30, 2002 is $3,596.


NOTE 6. STOCKHOLDERS (DEFICIT)

The Company issued 310,000 shares of common stock pursuant to asset purchase agreements (see Note 4).

On June 17, 2002 the Company issued 2,010,000 shares of common stock in exchange for a $179,900 promissory note due to an affiliate. The shares were issued at their fair market value on the date the Company agreed to issue the shares.


NOTE 7.  DISCONTINUED OPERATIONS

Effective July 1, 2002 the Company reached an agreement with Fox and its President to dispose of its subsidiary, Fox, which provided telecommunication installation services to corporate customers. Fox will assume ownership of all Fox assets and liabilities. In exchange Fox will void a $125,000 promissory note from the Company and return 250,000 shares of the Company's common stock.

The assets and liabilities disposed of consisted principally of accounts receivable, property and equipment, accounts payable and accrued expenses, and notes payable.

The Company will record a gain of approximately $213,000 on the disposal (net of income taxes of $136,000) on July 1, 2002, the effective date of the disposal.

                                 InDigiNet, Inc.
                 Notes to the Consolidated Financial Statements
                                  June 30, 2002
                                   (Unaudited)



Operating results for Fox for the three and six months ended June 30, 2002 are shown separately in the accompanying statements of operations.

Net sales of Fox for the three and six months ended June 30, 2002 were $268,942 and $516,048. These amounts are not included in revenue in the accompanying statements of operations.

Assets and liabilities disposed of on the disposition date are as follows:

               Cash                                    $   2,217
               Accounts receivable                       143,365
               Property and equipment                     30,872
                                                       ---------
               Total assets                              176,454
               Liabilities                              (400,667)
                                                       ----------
               Net liabilities                         $(224,213)
                                                       =========

Assets are shown at their net realizable values and liabilities are shown at their face amounts.

NOTE 8.  SUBSEQUENT EVENTS

On July 31, 2002 the Company issued 1,557,710 shares of its common stock to employees for employment bonuses. These shares will be valued at their fair market value on the date the Company agreed to issue the shares of $140,194.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL
-------

Indiginet, Inc. a Florida corporation (the "Company" or "Indiginet") formerly October Project 1 Corp., was formed on September 24, 1997.

Indiginet stands for Integrating Digital Networks. We provide small to mid-sized business with an integrated communication solution. The Company offers voice, data, local, long distance and wireless services to business customers utilizing best in class vendor equipment and deliver over managed third party networks enabling the Company to deliver a comprehensive suite of services as the single point of contact to resolve issues and payment of services without the capital burden of building a communication network infrastructure. The Company's strategy is to acquire customer bases from smaller, single market, single product focused communication system service providers and expand the breadth of their services to grow revenue and enhance profitability.

SIGNIFICANT EVENTS  DURING THE QUARTER
--------------------------------------

On May 29, 2002, the Company received approval from the National Association of Securities Dealers (NASD)to become listed on the Over The Counter Bulletin Board retaining the IGTT symbol.

On June 17, 2002, the Company executed an agreement to with Indiginet, Inc. an Arizona corporation, to cancel the $274,900 note due in return for issuance of 2,001,000 shares of InDigiNet common stock and a new 1 year note in the amount of $95,000. The Arizona company transferred all its rights to its name, logos and will transfer its Colorado, Arizona and California licenses to provide local and long distance transport services. The Company will assign no value to the licenses as they have no discernable value.

On June 30, 2002, the Company defaulted on its $60,000 note payable to the principals of WB Connect and is currently continuing to negotiate with them to reach an agreeable extension date. Two of the principals, Dave Shaw and Dan Hartman are currently in key management positions within the Company and are expecting payment when financing is received.

On July 20, 2002, the Company entered into negotiation with Anthony Fox, the President of Fox Telecommunications, Inc. (Fox Telecom) regarding the Company's default on a note payable to Mr. Fox due July 19, 2002. On August 19, 2002, the Company and Mr. Fox entered into a settlement agreement that returned Fox Telecom to Mr. Fox effective close of business on June 30th, 2002. With this filing, our financial statements show the discontinued operation of Fox Telecom. While this agreement with Fox Telecom will eliminate $400,667 in debt from the balance sheet and have little effect on the Company's ability to implement its business plan as a solutions integrator, the loss of the traditional telephone service and repair revenues that Fox Telecom generated will impair our near term financial results. The Fox Telecom service revenues generated $516,000 during the first six months of 2002; the growth quarter over quarter was approximately 9% and the management team of InDigiNet did not see future growth prospects in this line of business. The initial plan when the company was acquired was to cross train personnel and created additional service revenues. Note 6 to the Consolidated Financials Statements (unaudited) discuss in further detail the transaction.

SUMMARIZATION OF PAST ACTIVITY
------------------------------

On October 31, 2001, the Company entered into an Agreement for the Exchange of Common Stock with SBSI/Cyberspeedway, Inc. ("SBSI"), whereby SBSI became a wholly owned subsidiary. SBSI is a systems integrator and ISP and is located in Scottsdale, Arizona. As per the terms of the Agreement for the Exchange of Common Stock, the Company guaranteed a minimum price of 12 cents per common share for 60 days after the closing.

On January 29, 2002, an Asset Purchase Agreement was executed between the Company and WB Connect, LLC, a Colorado limited liability company that provided wireless local area networks. As a result of that Agreement, the Company acquired all assets, properties and rights, tangible and intangible owned by WB Connect, LLC.

On January 1, 2002, a Stock Purchase Agreement was executed between the Company and Fox Telecommunications, Inc., a Colorado limited liability company. As a result of that Agreement, the Company acquired all of the issued and outstanding shares of Fox Telecommunications, Inc. The Company also entered into a Management Services Agreement on January 1, 2002 contingent upon the terms of the Stock Purchase Agreement. Under the Management Services Agreement, the Company provided management services to Fox Telecommunications, Inc. until the Closing date of the Stock Purchase Agreement, March 7, 2002.

DISCUSSION OF OPERATIONS
------------------------

InDigiNet is currently operating with offices in Scottsdale, Arizona and in Denver, Colorado. We have 2 employees in the Scottsdale office and 6 in the Denver office. During the recent quarter we have continued to develop our Avaya Business Partnership to become a Diamond dealer capable of offering voice, data, wireless equipment solutions using the entire Avaya product line. The focus of this activity is in the Denver office with the sales team meeting with new sales prospects and signing new accounts. In Denver, we successfully sold 19 new accounts in the voice, data and wireless network service areas generating $363,494 in revenue for 2002, during the reporting quarter $25,647 was earned and the remainder will be earned during 3rd and 4th quarter. Two of the accounts contribute $296,000 of the $363,494. During the quarter we struggled with the integration of our Fox Telecom resources and toward the end of the quarter made the decision to discontinue offering services through this subsidiary. We have replaced the service capabilities offered by Fox Telecom through the use of a strategic partner located in Denver, Communication Resources, Inc(CRI). Through this relationship we have expanded our service delivery capability to include all 50 states and have released proposals to deliver solutions beyond the Colorado Marketplace. As we move forward, we will add additional sales staff to generate new projects and continue to use the resources of our partner, CRI to deliver our services.

We attempted to launch the sale of voice and data hardware in the Phoenix market during the quarter and were unable to accomplish the sale of any projects with the 3 individual sales contractors hired to bring in revenue so the decision was made to curtail this activity until we receive additional funding from investors to expand operations in Phoenix. We continue to offer internet service and data networking capabilities in the operations but during the quarter the results were not in line with expectations.

The current economic climate has had its impact on slowing the rate of revenue growth and our abilities to rapidly grow our customer base to meet our cash flow objectives. We are experiencing high levels of competition and have a growing number of client/prospects uncertain about their needs in this current recessionary economy.

The Company will continue to seek potential new partners to grow revenue either through a teaming agreement to jointly develop sales or by acquisition of operating businesses. We will also be actively meeting with potential investment parties to discuss proposals to fund the acquisition of target companies and to explore debt or equity financing for the Company.

REVENUES
--------

Revenues in the quarter ended June 3, 2002 were $174,667; compared to Q1 of $92,588. This represents a growth of 87% quarterly growth. Our six months ended June 30th revenues were $267,255. (These numbers do not reflect the service revenues of the discontinued Fox Telecom subsidiary) In the prior quarter, Fox Telecom revenues accounted for 70% of our reported revenue; this revenue will be difficult to replace in the near future. However, we will continue to look for new revenue sources.

The revenue breakdown for the operating markets during the 2nd quarter is as follows:

In the Denver, InDigiNet delivers Voice and Data Hardware and Wireless Data Networking Services by its technical support staff. Revenue growth here grew from $37,462 during 1st quarter to $132,918, with the most significant growth coming from the sale of Avaya Voice and Wireless Data Networking Equipment sales and the implementation of those projects.

Denver Sales            $ Q12002        $ Q22002        % Change
------------            --------        --------        --------

Internet                      -                -            -
Product Sales            26,852           98,366          266%
Technical Services        9,934           34,150          244%
Other                       676              402          -41%
                         ------          -------          ----
Total                    37,462          132,918          255%

In the Phoenix Market with the operating subsidiary offering Internet access, Data Hardware and Software, and technical service support, revenues were $41,749 for the quarter compared to $55,126 for 1st quarter; quarterly growth was negative as the attempted sales program in Phoenix for new voice and data hardware sales did not generate new revenue and we did not replace the new hardware sales revenue accomplished during the 1st quarter.

Phoenix Sales           $ Q12002        $ Q22002        % Change
-------------           --------        --------        --------

Internet Services        40,720          36,450           -11%
Product Sales             9,431             464           -95%
Technical Service         3,775           4,685            24%
Other                     1,200             150           -88%
                         ------          ------           ----
Total                    55,126          41,749           -25%


COST AND EXPENSES
-----------------

Total Costs and expenses for the quarter was $406,717. The total for the six months ending June 30th was $1,229,408. Of this total, our Product costs were $66,235 which resulted in a 33% product margin on hardware sales exceeding our target of 30%.

General and administrative expenses for the Quarter ended June 30, 2002 were $340,482; the total for the six months ending June 30th were $689,837. There were no material changes quarter over quarter to our general and administrative expenses.

These costs reflect the continued development of our sales pipeline of new prospects and the installation of new clients. The attempt to deliver new voice and data services in Phoenix during the 1st and early 2nd quarter did not generate new revenues and the program was discontinued in May. (This cost, $45,000 for the 3 sales contractors, will not be carried into the 3rd or 4th quarters.)

The reduction in total cost in expenses Q2 from Q1 is the Q1 charge of $390,338 for impairment of goodwill attributed to our acquisitions of Fox Telecom and WB Connect.

Net loss for the Company was $(222,090) for the quarter ended June 30, 2002. The total for the six months ending June 30th was $(977,080).

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

A critical component of our operating plan impacting our continued existence is the ability to obtain additional capital through equity and/or debt financing. We do not anticipate positive internal operating cash flow until such time as we can generate $550,000 in new revenues from direct sales of our product and services per quarter, which may take the next six months to fully realize. In the event we cannot obtain the necessary capital to pursue our strategic plan, we may have to significantly reduce the size of our operations. This would materially impact our ability to continue operations.

Our near term cash requirement of $500,000 is anticipated to be offset through the receipt of funds from private placement offerings and loans/promissory notes from interested investors. Since inception, we have financed cash flow requirements through debt financing from related parties. As we expand operational activities, we may continue to experience negative cash flows from operations and will be required to obtain additional financing to fund operations through common stock offerings and borrowing from related third parties to the extent necessary to provide necessary working capital.

Over the next twelve months we intend to develop revenues by developing Rocky Mountain region target markets (Colorado and Arizona currently). We believe that existing capital and anticipated funds from operations will not be sufficient to sustain operations and planned expansion in the next twelve months. Consequently, we will be required to seek additional capital in the future to fund growth and expansion through additional equity or debt financing. No assurance can be made that such financing would be available. In either case, the financing could have a negative impact on our financial condition and our stockholders.

We anticipate incurring operating losses over the next twelve months. Our lack of operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of operations particularly companies in new and rapidly evolving markets such as technology related companies. Such risks include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks we must, among other things, obtain a customer base, implement and successfully execute our business and marketing strategy, continue to develop and upgrade technology and products, provide superior customer services and order fulfillment, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

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

ITEM 5.  OTHER INFORMATION.

         Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

          (a) Exhibits. The following Exhibits are furnished as part of this report:

               99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

          (b)  Form 8-K

               (i) Amendment to Form 8-K filed April 8, 2002 filing Independent Auditor's Report in connection with the acquisition of SBSI/Cyberspeedway, Inc. under Item 2;

               (ii) Amendment to Form 8-K filed April 12, 2002 reporting the acquisition of Wireless Broadband Connect, LLC under Item 2;

               (iii) Amendment to Form 8-K filed April 15, 2002 filing the required financial statements in connection with the acquisition of Wireless Broadband Connect, LLC under Items 2 and 7; and

               (iv)  Amendment to Form 8-K filed May 6, 2002 filing the required
financial    statements   in   connection    with   the   acquisition   of   Fox
Telecommunications, Inc. under Items 2 and 7.

                                   SIGNATURES
                                   ----------

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      INDIGINET, INC.


Dated:  August 30, 2002               By: /s/ Clint Wilson
                                          --------------------------------------
                                          Clint Wilson, President