Form 10QSB
period 2002-09-30
INDIGINET INC/FL
filed 2002-12-27
CIK 1132686

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 30549


                                   FORM 10-QSB


(Mark One)
[ ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

    For the quarterly period ended September 30, 2002

[ ] TRANSACTION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

    For the transition period from            to
                                   ----------    ------------

                         Commission file number: 0-32333

                                 InDigiNet, Inc.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Florida                                                65-0972865
---------------------------------                            -------------------
(State or Other Jurisdiction                                    (IRS Employer
of Incorporation or Organization)                            Identification No.)

7745 E. Redfield Road, Suite 200, Scottsdale, AZ                    85260
--------------------------------------------------                ----------
    (Address of principal executive offices)                      (Zip Code)

                                 (480) 998-0798
                           ---------------------------
                           (Issuer's telephone number)


                                      None
               ---------------------------------------------------
               (Former name, former address and former fiscal year
                         (if changed since last report)


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

The number of shares outstanding of each of the issuer's classes of common equity, as of December 27, 2002 was 376,449,855 shares of common stock.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No [X]

                                      INDEX

                                                                         Page
                                                                        Number
                                                                        ------

Part I.   Financial Information

     Item I.   Financial Statements

               Review of Report by Independend Auditor                     3

               Consolidated Balance Sheets as of
                 September 30, 2002 (Unaudited)                            4

               Consolidated Statements of Operations,
                 for the Six Months Ended September 30,
                 2002 (Unaudited)                                          5

               Consolidated Statements of Cash Flows,
                 Six Months Ended September 30, 2002
                 2002 (Unaudited)                                          6

               Notes to Consolidated Financial Statements
                 (Unaudited)                                               7

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Analysis or Plan of Operation                 9

     Item 4.   Controls and Procedures                                    12


Part II.  Other Information                                               13

     Item 1.  Legal Proceedings                                           13

     Item 2.  Changes in Securities                                       13

     Item 3.  Defaults upon Senior Securities                             13

     Item 4.  Submission of Matters to a Vote of Security
                Holders                                                   13

     Item 5.  Other Information                                           13

     Item 6.  Exhibits and Reports on Form 8-K                            13

Signatures                                                                14

                         PART 1 - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1 - FINANCIAL STATEMENTS
-----------------------------



                    REVIEW OF REPORT BY INDEPENDENT AUDITOR

Effective March 15, 2000, the Securities and Exchange Commission adopted a rule requiring that interim auditor reviews must be undertaken by all companies subject to the Section12(g) reporting requirements promulgated under the Securities Exchange Act of 1934, as amended. Our independent auditor has not reviewed the interim financial statements included in this Report because we did not have sufficient funds available to pay for this service. In the event they do so in the future and such review results in any revisions be undertaken by us to this Report, we will file an amendment accordingly.

                                 InDigiNet, Inc.
                           Consolidated Balance Sheet
                               September 30, 2002
                                   (Unaudited)



                                     ASSETS
                                     ------

CURRENT ASSETS
   Cash                                                                $  4,042
   Accounts receivable, net of reserve for bad debts of $4,465           14,884
   Prepaid expenses                                                      12,773
                                                                       --------
              Total current assets                                       31,699
                                                                       --------

PROPERTY AND EQUIPMENT, net                                              13,309
                                                                       --------

                                                                       $ 45,008
                                                                       ========


                LIABILITIES AND STOCKHOLDERS' (DEFICIT)
                ---------------------------------------

CURRENT LIABILITIES
                                                                       --------
              Total current liabilities                                 526,748
                                                                       --------

STOCKHOLDERS' (DEFICIT)                                                (481,740)
                                                                       --------


                                                                       --------
                                                                       $ 45,008
                                                                       ========



           The notes to the consolidated financial statements are an integral part of these financial statements.

                                 InDigiNet, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)



                                                        For the six months ended
                                                           September 30,  2002
                                                        ------------------------

 REVENUES                                                     $   321,222

 COSTS AND EXPENSES                                             1,151,356

 NET LOSS                                                        (830,134)
                                                              -----------



Per share information - basic and fully diluted:
 Weighted average shares outstanding                          373,743,417
                                                              ===========

Net (loss) per common share:
  (Loss) from operations                                      $         -
  Discontinued operations                                               -
                                                              -----------
  Net (loss)                                                  $         -
                                                              ===========








           The notes to the consolidated financial statements are an integral part of these financial statements.

                                 InDigiNet, Inc.
                             Statement of Cash Flow
                                   (Unaudited)



                                                       For the six months ended
                                                          September 30, 2002
                                                       ------------------------

OPERATING ACTIVITIES
      Net Income/Loss                                         $ (830,134)

      Adjustments to reconcile Net Income
      to net cash provided by operations:
           Accounts Receivable                                   (14,884)
           Accounts Payable                                      526,748

Net Cash provided by Operating Activities                     $ (318,270)








           The notes to the consolidated financial statements are an integral part of these financial statements.

                                 InDigiNet, Inc.
                 Notes to the Consolidated Financial Statements
                               September 30, 2002
                                   (Unaudited)


Note 1.  Basis of Presentation
-------  ---------------------

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

Note 2:  Earnings Per Share
-------  ------------------

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

Note 3.  Going Concern
-------  -------------

The Company's consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced losses from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the nine months ended September 30, 2002 the Company incurred a net loss of $830,134. At September 30, 2002, the Company had stockholders' deficits of $481,740.

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

Note 4.  Acquisitions
-------  ------------


Note 5.  Notes Payable - Related Parties
-------  -------------------------------


Note 6. Stockholders (deficit)
------------------------------


Note 7.  Discontinued Operations
-------  -----------------------

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

Note 8.  Subsequent Events
-------  -----------------

On July 31, 2002 the Company issued 1,557,710 shares of its common stock to employees for employment bonuses. These shares will be valued at their fair market value on the date the Company agreed to issue the shares of $140,194.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-------------------------------------------------------------------

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

SIGNIFICANT EVENTS DURING THE QUARTER
--------------------------------------

On August 22, 2002 Jonathan Miller was elected to the Board of Directors.

On September 6, 2002, the Company received a letter from Daniel D. Hartman regarding his "Termination for Good Reason" requesting the payment of his unpaid wages, unpaid business expenses and termination allowance. The Company paid Mr. Hartman his unpaid wages and informed him that his unemployment contract does not allow for termination should he voluntarily terminate his employment.

On September 9, 2002, the Company received a letter from David Shaw regarding his "Termination for Good Reason" requesting the payment of his unpaid wages, unpaid business expenses and termination allowance. The Company paid Mr. Hartman his unpaid wages and informed him that his unemployment contract does not allow for termination should he voluntarily terminate his employment.

On September 16, 2002 the Company received a letter from Michael P. Gormley, attorney for Dick McKeon with regard to the Company's indebtedness of $4,000 to Mr. McKeon. The Company responded verbally and has not received a response since then.

On September 30, 2002, the Company's president Clint Wilson resigned, citing, in writing, his reason as a breach in his employment contract with regard to a failure to meet payroll and reimbursement of his business expenses. The Company accepted his resignation and has agreed to pay his accrued payroll and expenses as funds are raised.

On September 30, 2002, the Company was served a lawsuit Daniel F. Warden, on behalf of Daniel Hartman seeking the payment of $18,573.74 for a promissory note entered into between Mr. Hartman and the Company relating to the purchase of WBConnect, LLC of which, Mr. Hartman was a principal. The lawsuit also seeks payment of interest on the note and attorney's fees. The Company responded requesting dismissal of the lawsuit citing the terms of the Asset Purchase Agreement, to which the Promissory Note was attached, state that disputes are to be resolved by the American Arbitration Association. The Company received a response to its request from Mr. Warden stating that as Mr. Hartman was not a party to the signing of the Asset Purchase Agreement, his promissory note is not covered by the terms of the Asset Purchase Agreement. As of December 21, the Company has yet to respond but believes that the Promissory Note is covered by the terms of the Asset Purchase Agreement as the Promissory Note represented Mr. Hartman's liabilities as a Principal of WBConnect and as the liabilities were assumed by the Company as detailed in the Asset Purchase Agreement, Mr. Hartman's note is integral to and ruled by the terms of the Asset Purchase Agreement.

On September 30, 2002 the Company shut down all operations in Denver, Colorado and entered into Promissory Notes with Anne Carrington and Robert Paulsen, former employees, for $17,721 and $7,057 respectively. In addition, several creditors that provided installation support and equipment for jobs in progress have been offered promissory notes. The Company continues to negotiate payment arrangements with all creditors.

On October 14, 2002 the Company received a letter from Daniel F. Warden, an attorney for Daniel Hartman giving notice of the unpaid wages and compensation owed to Mr. Hartman including vacation pay, business expenses, wages and termination allowance. The Company responded to Mr. Warden notifying him of the Company's intention to pay Mr. Hartman's business expenses as per the terms of his employment agreement and denied the balance of the request. Mr. Hartman's employment agreement does not allow for severance if he voluntarily terminates. The Company stated that it does not believe Mr. Hartman is due vacation pay as he terminated before the first year was completed and that all of his unpaid wages had been previously paid. The Company has not received a response to its response to Mr. Warden.


On November 5, 2002 the Company received a letter from Daniel F. Warden, an attorney for David Shaw giving notice of the unpaid wages and compensation owed to Mr. Shaw including vacation pay, business expenses, wages and termination allowance. The Company responded to Mr. Warden notifying him of the Company's intention to pay Mr. Shaw's business expenses as per the terms of his employment agreement and denied the balance of the request. Mr. Shaw's employment agreement does not allow for severance if he voluntarily terminates. The Company stated that it does not believe Mr. Shaw is due vacation pay as he terminated before the first year was completed and that all of his unpaid wages had been previously paid. The Company has not received a response to its response to Mr. Warden.

On November 7, 2002 the Company was served a lawsuit from Rhidian Orr, on behalf of Stephen Runkel seeking the payment of $6,370.47 for a promissory note entered into between Mr. Runkel and the Company relating to the purchase of WBConnect, LLC of which, Mr. Runkel was a principal. The lawsuit also seeks payment of interest on the note and attorney's fees. The Company responded requesting dismissal of the lawsuit citing the terms of the Asset Purchase Agreement, to which the Promissory Note was attached, state that disputes are to be resolved by the American Arbitration Association. The Company received a response to its request from Mr. Warden stating that as Mr. Runkel was not a party to the signing of the Asset Purchase Agreement, his promissory note is not covered by the terms of the Asset Purchase Agreement.

On December 10, 2002, the Company entered into a Memorandum of Understanding with Sanswire Technologies, Inc. whereby, subject to the completion of due diligence the parties agree to merge and that Sanswire would be the surviving entity with 87.4% of the outstanding shares. As of December 21, 2002, the Company has yet to receive written confirmation of the acceptance of the Company's liabilities from Sanswire and as per the terms of the Memorandum of Understanding, Sanswire is in default of the Agreement.

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


DISCUSSION OF OPERATIONS
------------------------

InDigiNet is currently operating with offices in Scottsdale, Arizona. We have 2 employees in the Scottsdale office. We continue to offer internet service and data networking capabilities in the operations but during the quarter the results were not in line with expectations.

The current economic climate has had its impact on slowing the rate of revenue growth and our abilities to rapidly grow our customer base to meet our cash flow objectives. We are experiencing high levels of competition and have a growing number of client/prospects uncertain about their needs in this current recessionary economy.

The Company will continue to seek potential new partners to grow revenue either through a teaming agreement to jointly develop sales or by acquisition of operating businesses. We will also be actively meeting with potential investment parties to discuss proposals to fund the acquisition of target companies and to explore mergers and debt or equity financing for the Company.

REVENUES
--------

Revenues in the quarter ended September 30, 2002 were $321,222 ; compared to Q2 of $174,667$. Our six months ended June 30th revenues were $267,255. Our total nine months ended revenues were $588,477


COST AND EXPENSES
-----------------

Total Costs and expenses for the quarter was $ 1,151,356. The total for the nine months ending September 30th was $ 2,380,764.

Net loss for the Company was $(830,134) for the quarter ended September 30, 2002. The total for the nine months ending September 30th was $(1,807,214)

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


ITEM 4.  CONTROLS AND PROCEDURES
--------------------------------

Evaluation of Disclosure Controls and Procedures--Regulations under the Securities Exchange Act of 1934 require public companies to maintain "disclosure controls and procedures," which are defined to mean a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. The Company's chief executive officer and chief financial officer, based on their evaluation of the Company's disclosure controls and procedures within 90 days before the filing date of this report, concluded that Company's disclosure controls and procedures were effective for this purpose.

Changes in Internal Controls--There were no significant changes in the Company's internal controls or, to the Company's knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

On September 30, 2002, the Company was served a lawsuit Daniel F. Warden, on behalf of Daniel Hartman seeking the payment of $18, 573. 74 for a promissory note entered into between Mr. Hartman and the Company relating to the purchase of WBConnect, LLC of which, Mr. Hartman was a principal. The lawsuit also seeks payment of interest on the note and attorney's fees. The Company responded requesting dismissal of the lawsuit citing the terms of the Asset Purchase Agreement, to which the Promissory Note was attached, state that disputes are to be resolved by the American Arbitration Association. The Company received a response to its request from Mr. Warden stating that as Mr. Hartman was not a party to the signing of the Asset Purchase Agreement, his promissory note is not covered by the terms of the Asset Purchase Agreement. As of December 21, the Company has yet to respond but believes that the Promissory Note is covered by the terms of the Asset Purchase Agreement as the Promissory Note represented Mr. Hartman's liabilities as a Principal of WBConnect and as the liabilities

On November 7, 2002 the Company was served a lawsuit from Rhidian Orr, on behalf of Stephen Runkel seeking the payment of $6,370.47 for a promissory note entered into between Mr. Runkel and the Company relating to the purchase of WBConnect, LLC of which, Mr. Runkel was a principal. The lawsuit also seeks payment of interest on the note and attorney's fees. The Company responded requesting dismissal of the lawsuit citing the terms of the Asset Purchase Agreement, to which the Promissory Note was attached, state that disputes are to be resolved by the American Arbitration Association. The Company received a response to its request from Mr. Warden stating that as Mr. Runkel was not a party to the signing of the Asset Purchase Agreement, his promissory note is not covered by the terms of the Asset Purchase Agreement.


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

     Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

          (a) Exhibits. The following Exhibits are furnished as part of this report:

               99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

               99.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act


          (b) Reports on Form 8-K. No Reports on Form 8-K were filed during the quarter ended September 30, 2002.

                                   SIGNATURES
                                   ----------

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      INDIGINET, INC.


Dated:  December 27, 2002             By: /s/ Jeffrey Black
                                          --------------------------------------
                                          Jeffrey Black, Secretary