Form 10QSB/A
period 2002-09-30
INDIGINET INC/FL
filed 2003-03-18
CIK 1132686

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 30549


                                 FORM 10-QSB/A-1


(Mark One)
[ ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

    For the quarterly period ended September 30, 2002

[ ] TRANSACTION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

    For the transition period from            to
                                   ----------    ------------

                         Commission file number: 0-32333

                                 InDigiNet, Inc.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Florida                                                65-0972865
---------------------------------                            -------------------
(State or Other Jurisdiction                                    (IRS Employer
of Incorporation or Organization)                            Identification No.)

5000 Birch Stret, Suite 3000, Newport Beach, CA                     92614
-----------------------------------------------                   ----------
   (Address of principal executive offices)                       (Zip Code)

                                 (949) 476-3711
                           ---------------------------
                           (Issuer's telephone number)


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

The number of shares outstanding of each of the issuer's classes of common equity, as of March 17, 2003 was 376,199,855 shares of common stock.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No [X]

                                      INDEX

                                                                         Page
                                                                        Number
                                                                        ------

Part I.   Financial Information

     Item I.   Financial Statements

               Consolidated Balance Sheet as of
                 September 30, 2002 (Unaudited)                            3

               Consolidated Statements of Operations,
                 for the Three Months Ended September 30,
                 2002 and 2001 and for the Nine Months
                 Ended September 30, 2002 and 2001
                 (Unaudited)                                               4

               Consolidated Statements of Cash Flows,
                 Nine Months Ended September 30, 2002 and
                 2001 (Unaudited)                                          5

               Notes to Consolidated Financial Statements
                 (Unaudited)                                               6

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Analysis or Plan of Operation                10


Part II.  Other Information                                               13

     Item 1.  Legal Proceedings                                           13

     Item 2.  Changes in Securities                                       13

     Item 3.  Defaults upon Senior Securities                             13

     Item 4.  Submission of Matters to a Vote of Security
                Holders                                                   13

     Item 5.  Other Information                                           13

     Item 6.  Exhibits and Reports on Form 8-K                            13

Signatures                                                                14

                         PART 1 - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1 - FINANCIAL STATEMENTS
-----------------------------


                                 InDigiNet, Inc.
                           Consolidated Balance Sheet
                               September 30, 2002
                                   (Unaudited)



                                     ASSETS

CURRENT ASSETS
      Cash                                                            $   4,042
      Accounts receivable, net of reserve for bad debts of $4,465        14,884
      Prepaid expenses                                                   11,728
                                                                      ---------
                 Total current assets                                    30,654
                                                                      ---------

PROPERTY AND EQUIPMENT, net                                              13,309
                                                                      ---------

OTHER ASSETS                                                              1,045
                                                                      ---------

                                                                      $  45,008
                                                                      =========


              LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
      Accounts payable and accrued expenses                           $ 211,918
      Accounts payable and accrued expenses - related parties            38,436
      Unearned revenue                                                   10,363
      Notes payable - related parties                                   193,783
      Notes payable                                                     111,095
                                                                      ---------
                 Total current liabilities                              565,595
                                                                      ---------

STOCKHOLDERS' (DEFICIT)
      Preferred stock, no par value, 15,000,000 shares
        authorized, none issued or outstanding                                -
      Common Stock, no par value, 500,000,000 shares
        authorized, 376,199,855 shares issued and outstanding           350,526
      Additional paid-in capital                                          4,500
      Stock subscription                                                 72,500
      Stock subscription receivable                                      (8,900)
      Treasury stock                                                    (16,500)
      Accumulated (deficit)                                            (922,713)
                                                                      ---------
                 Total stockholders' (deficit)                         (520,587)
                                                                      ---------

                                                                      $  45,008
                                                                      =========



            The notes to the consolidated financial statements are an
                  integral part of these financial statements.



                                                      InDigiNet, Inc.
                                           Consolidated Statements of Operations
                                                        (Unaudited)



                                              For the three months ended September 30,      For the nine months ended September 30,
                                                   2002                      2001                2002                     2001
                                              --------------            --------------      --------------           --------------
REVENUES
      Technical services                       $    93,761                $         -         $   124,722             $         -
      Product sales                                 63,472                          -             220,168                       -
      Internet                                      26,112                          -             103,282                       -
      Other                                            472                          -               2,900                       -
                                               -----------                -----------         -----------             -----------
                                                   183,817                          -             451,072                       -
                                               -----------                -----------         -----------             -----------

COSTS AND EXPENSES
      Product costs                                 95,259                          -             244,492                       -
      Selling, general and
        administrative expenses                    211,377                      8,680             900,794                   9,680
      Impairment of goodwill                             -                          -             390,338                       -
                                               -----------                -----------         -----------             -----------
                                                   306,636                      8,680           1,535,624                   9,680
                                               -----------                -----------         -----------             -----------

(Loss) from operations                            (122,819)                    (8,680)         (1,084,552)                 (9,680)

Interest expense                                    (4,187)                         -             (19,534)                      -
                                               -----------                -----------         -----------             -----------

(Loss) before income taxes                        (127,006)                    (8,680)         (1,104,086)                 (9,680)

Income (taxes) benefit                             142,000                          -             142,000                       -
                                               -----------                -----------         -----------             -----------

Income (loss) from continuing
  operations                                        14,994                     (8,680)           (962,086)                 (9,680)

Discontinued operations:
      Gain on disposition of
        discontinued segment net
        of income taxes of $142,000                223,712                          -             223,712                       -
                                               -----------                -----------         -----------             -----------

Net income (loss)                              $   238,706                $    (8,680)        $  (738,374)            $    (9,680)
                                               ===========                ===========         ===========             ===========



Per share information - basic
   and fully diluted:
      Weighted average shares outstanding      375,940,237                372,560,000         374,475,690             372,560,000
                                               ===========                ===========         ===========             ===========

Net (loss) per common share:
      Income (loss) from operations            $      0.00                $    (0.00)         $     (0.00)            $     (0.00)
      Discontinued operations                         0.00                         -                 0.00                      -
                                               -----------                ----------          -----------             -----------
      Net income (loss)                        $      0.00                $    (0.00)         $     (0.00)            $     (0.00)
                                               ===========                ==========          ===========             ===========



                                   The notes to the consolidated financial statements are an
                                         integral part of these financial statements.



                                      InDigiNet, Inc.
                            Consolidated Statement of Cash Flows
                                        (Unaudited)



                                                      For the nine months ended September 30,
                                                           2002                    2001
                                                      --------------          ---------------
OPERATING ACTIVITIES
     Net cash (used in) operating activities            $(437,862)                $ (1,580)
                                                        ---------                 --------

INVESTING ACTIVITIES
  Cash paid in disposal of operation                       (2,217)
  Business combinations, net of cash received             (49,323)                       -
                                                        ---------                 --------
     Net cash (used in) investing activities              (51,540)                       -
                                                        ---------                 --------

FINANCING ACTIVITIES
  Proceeds from notes payable - related parties           294,085                        -
  Proceeds from notes payable                             155,193                        -
  Payments on notes payable                               (35,210)                       -
  Issuance of common stock for cash                             -                    8,100
  Proceeds from stock subscriptions                        75,500                        -
                                                        ---------                 --------
     Net cash provided by financing activities            489,568                    8,100
                                                        ---------                 --------

           Net increase in cash                               166                    6,520

CASH AT BEGINNING OF PERIOD                                 3,876                        -
                                                        ---------                 --------

CASH AT END OF PERIOD                                   $   4,042                 $  6,520
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



Note 1.  Basis of Presentation
------------------------------

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


Note 2.  Earnings Per Share
---------------------------

The Company calculates net income (loss) per share as required by Statement of Financial Accounting Standards ("SFAS") 128, "Earnings per Share." Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods presented, common stock equivalents were not considered, as their effect would be anti-dilutive.


Note 3.  Going Concern
----------------------

The Company's consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced losses from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the nine months ended September 30, 2002 the Company incurred a net loss of $738,374. At September 30, 2002, the Company had working capital and stockholders' deficits of $534,941 and $520,587, respectively.

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

                                 InDigiNet, Inc.
                 Notes to the Consolidated Financial Statements
                               September 30, 2002
                                   (Unaudited)


Note 4.  Acquisitions
---------------------

On January 29, 2002, the Company entered into an Asset Purchase Agreement with Wireless Broadband Connect, LLC (WBBC) whereby the Company purchased the assets of WBBC in exchange for 60,000 shares of common stock with a fair market value of $5,040. The Agreement also calls for earn out bonuses based on revenue and gross margin performance thresholds through April 30, 2002. As of September 30, 2002 none of the earn out bonuses had been earned.

The assets acquired, including costs in excess of net assets acquired, and liabilities assumed in the acquisition of WBBC are as follows:

Tangible assets acquired at fair value       $  54,539
Costs in excess of net assets acquired           9,376
Liabilities assumed at fair value              (58,875)
                                             ---------
         Total purchase price                $   5,040
                                             =========

At March 31, 2002 the Company reviewed the goodwill that resulted from the transaction and determined that impairment existed and charged $9,376 to operations.

Pro-forma information as if the Company was purchased at the beginning of the period is not necessary because the results of operations of WBBC are not material to the financial statements as a whole.

On February 19, 2002, the Company entered into a Stock Purchase Agreement with Fox Telecommunications, Inc. (Fox). The purchase price was $241,500 in exchange for all of the issued and outstanding shares of Fox's common stock payable as follows: $100,000 was paid upon execution of the agreement, an additional $125,000 in the form of a promissory note with an interest rate of 8% per annum payable sixty days after the closing of the agreement and 250,000 shares of the Company's common stock valued at $16,500. The effective date of the Stock Purchase Agreement is January 1, 2002 (see Note 7).

                                 InDigiNet, Inc.
                 Notes to the Consolidated Financial Statements
                               September 30, 2002
                                   (Unaudited)


The assets acquired, including costs in excess of net assets acquired, and liabilities assumed in the acquisition of Fox are as follows:

Tangible assets acquired at fair value               $ 221,402
Costs in excess of net assets acquired                 380,962
Liabilities assumed at fair value                     (360,864)
                                                     ---------
         Total purchase price                        $ 241,500
                                                     =========

At March 31, 2002 the Company reviewed the goodwill that resulted from the transaction and determined that impairment existed and charges $380,962 to operations.

Pro-forma information as if the Company was purchased on January 1, 2001 is as follows:

Net sales                                            $ 260,291
                                                     =========
Net income                                           $  55,698
                                                     =========
Net income per share:
         Basic and fully diluted                     $       -
                                                     =========


Note 5.  Notes Payable - Related Parties
----------------------------------------

During the nine months ended September 30, 2002 related parties advanced the Company cash aggregating $294,085. All of the loans are short-term and bear interest at rates ranging from 8% to 12%.

As discussed in Note 3, the Company entered into an asset purchase agreement with WBBC. As a result of the agreement, the Company assumed a total of $58,874 in related party notes payable. Interest on these notes accrues at 8% per year, with the total amount due on February 28, 2002. Total accrued interest as of September 30, 2002 is $3,502. The notes are currently delinquent.

Also, as discussed in Note 3, the Company entered into a stock purchase agreement with Fox. As a result of the agreement, the Company issued Fox a note for $125,000 with interest accruing at 8% per year, due on July 19, 2002 (see
Note 7).


Note 6. Stockholders' (deficit)
-------------------------------

During the nine months ended September 30, 2002 the Company issued 310,000 shares of common stock pursuant to asset purchase agreements (see Note 4).

On June 17, 2002 the Company issued 2,001,000 shares of common stock in exchange for a $179,900 promissory note due to an affiliate. The shares were issued at their fair market value of $0.09 on the date the Company agreed to issue the shares.

                                 InDigiNet, Inc.
                 Notes to the Consolidated Financial Statements
                               September 30, 2002
                                   (Unaudited)


During the period ended September 30, 2002, the Company issued 778,855 shares of common stock at $0.10 per share to employees for compensation previously accrued. The shares were issued at their fair market value on the date the Company agreed to issue the shares.


Note 7.  Disposal of Operation
------------------------------

Effective July 1, 2002 the Company reached an agreement with Fox and its President to dispose of its subsidiary, Fox, which provided telecommunication installation services to corporate customers. Fox agreed to assume ownership of all Fox assets and liabilities. In exchange Fox agreed to void a $125,000 promissory note from the Company and return 250,000 shares of the Company's common stock. The shares are recorded as treasury stock.

The assets and liabilities disposed of consisted principally of accounts receivable, property and equipment, accounts payable and accrued expenses, and notes payable.

The Company recorded a gain of $223,712 net of applicable income taxes of $142,000 on the disposal on the effective date of the disposal.

Operating results for Fox for the three and nine months ended September 30, 2002 are shown separately in the accompanying statements of operations.

Net sales of Fox for the three and nine months ended September 30, 2002 were $268,942 and $516,048. These amounts are not included in revenue in the accompanying statements of operations.

Assets and liabilities disposed of on the disposition date are as follows:

               Cash                                    $   2,217
               Accounts receivable                       143,365
               Property and equipment                     30,872
                                                       ---------
               Total assets                              176,454
               Liabilities                              (400,667)
                                                       ---------
               Net liabilities                         $(224,213)
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

As of September 30, the Company had ceased all sales efforts and had ceased all operations except for those of SBSI/Cyberspeedway. From October 1, 2002 through December 31, 2002 SBSI/Cyberspeedway continued to support its Internet access and web-hosting customers. As of December 31, 2002 all operations of the Company had ceased and the Company entered into an Agreement with Jim Lane, the president of SBSI/Cyberspeedway releasing all assets of SBSI/Cyberspeedway to Jim Lane in exchange for past wages owed to Jim Lane.

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

On September 30, 2002 the Company shut down all operations in Denver, Colorado and entered into Promissory Notes with Anne Carrington and Robert Paulsen, former employees, for $18,265.45 and $7,057.00 respectively.

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

As of February 24, 2003, Indiginet decided not to continue with the proposed transaction with Sanswire.

On February 27, 2003, Mark Ellis was elected to the Board of Directors and simultaneously Jeffrey Black resigned as an officer and director of the company and Jonathan Miller resigned as a director of the company.


SUMMARIZATION OF PAST ACTIVITY
------------------------------

On January 29, 2002, an Asset Purchase Agreement was executed between the Company and WB Connect, LLC, a Colorado limited liability company that provided wireless local area networks. As a result of that Agreement, the Company acquired all assets, properties and rights, tangible and intangible owned by WBConnect, LLC.

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

On July 20, 2002, the Company entered into negotiation with Anthony Fox, the President of Fox Telecommunications, Inc. (Fox Telecom) regarding the Company's default on a note payable to Mr. Fox due July 19, 2002. On August 19, 2002, the Company and Mr. Fox entered into a settlement agreement that returned Fox Telecom to Mr. Fox effective close of business on June 30th, 2002. With this filing, our financial statements show the discontinued operation of Fox Telecom. While this agreement with Fox Telecom will eliminate $400,667.00 debt from the balance sheet and have little effect on the Company's ability to implement its business plan as a solutions integrator, the loss of the traditional telephone service and repair revenues that Fox Telecom generated will impair our near term financial results. The Fox Telecom service revenues generated $516,000 during the first six months of 2002; the growth quarter over quarter was approximately 9% and the management team of InDigiNet did not see future growth prospects in this line of business. The initial plan when the company was acquired was to cross train personnel and created additional service revenues. Note 6 to the Consolidated Financials Statements (unaudited) discuss in further detail the transaction.

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

REVENUES
--------

Revenues in the quarter ended September 30, 2002 were $183,817. The revenue was generated by technical services and product sales generating 51% and 35% of revenues respectively. Remaining sales where generated primarily from internet revenues. Our total nine months ended revenues were $451,072

COST AND EXPENSES
-----------------

Total costs and expenses for the third quarter was $306,636. Product cost relating to revenue where $95,259 and selling and administration expenses where $211,377. Selling and Admin expenses declined by approx. 129,000 from the previous quarter reflecting the down sizing of operations, the closing of the Denver office and the reduction of overhead expenses. The total for the nine months ending September 30th was $1,535,624, compared to $1,229,408 for the six months ending June 30th.

To record the effect of the disposal of our subsidiary, Fox Telecommunication, the company recorded a gain of $223,712, net of applicable income Taxes of $142,000.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

A critical component of our operating plan impacting our continued existence is the ability to obtain additional capital through equity and/or debt financing. We do not anticipate positive internal operating cash flow. In the event we cannot obtain the necessary capital to pursue our strategic plan, we have significantly reduced the size of our operations. This may materially impact our ability to continue operations.

In order to continue operational activities, we may continue to experience negative cash flows from operations and will be required to obtain additional financing to fund operations through common stock offerings and borrowing from related third parties to the extent necessary to provide necessary working capital.

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

                          PART II -- OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

On September 30, 2002, the Company was served a lawsuit Daniel F. Warden, on behalf of Daniel Hartman seeking the payment of $18,573.74 for a promissory note entered into between Mr. Hartman and the Company relating to the purchase of WBConnect, LLC of which, Mr. Hartman was a principal. The lawsuit also seeks payment of interest on the note and attorney's fees. The Company responded requesting dismissal of the lawsuit citing the terms of the Asset Purchase Agreement, to which the Promissory Note was attached, state that disputes are to be resolved by the American Arbitration Association. The Company received a response to its request from Mr. Warden stating that as Mr. Hartman was not a party to the signing of the Asset Purchase Agreement, his promissory note is not covered by the terms of the Asset Purchase Agreement. As of March 14, 2003, the Company has yet to respond but believes that the Promissory Note is covered by the terms of the Asset Purchase Agreement as the Promissory Note represented Mr. Hartman's liabilities as a Principal of WBConnect and as the liabilities.


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

               99.1 Certifications Pursuant to Section 302 and 906 of the Sarbanes-Oxley Act


          (b) Reports on Form 8-K. No Reports on Form 8-K were filed during the quarter ended September 30, 2002.

                                   SIGNATURES
                                   ----------

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      INDIGINET, INC.


Dated:  March 17, 2003                By: /s/ Mark Ellis
                                          --------------------------------------
                                          Mark Ellis, Chief Executive Officer