Form 10KSB
period 2002-12-31
INDIGINET INC/FL
filed 2003-04-15
CIK 1132686

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-KSB



                                   (Mark One)

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   For the fiscal year ended December 31, 2002

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             For the transition period from __________ to __________


                         Commission file number 0-32333


                                 INDIGINET, INC.
             (Exact name of registrant as specified in its charter)


             Florida                                            65-0972865
  (State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                         Identification Number)


      5000 Birch Street, Suite 3000                               92660
            Newport Beach, CA                                   (Zip Code)
(Address of Principal Executive Offices)


                                 (949) 476-3711
                (Issuer's Telephone Number, Including Area Code)

         Securities registered under Section 12(b) of the Exchange Act:

      Title of Each Class       Name of Each Exchange on Which Registered
      -------------------       -----------------------------------------

            None                                None

         Securities registered under Section 12(g) of the Exchange Act:
                           Common Stock, No Par Value
                                (Title of Class)

     Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to be the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

     The registrant's revenues for its most recent fiscal year were $870,273.

     The aggregate market value of the 105,449,855 shares of voting common stock held by non-affiliates of the registrant was approximately $474,524, based on the closing sale price of the Common Stock on April 9, 2003 of $.0045 per share as reported by the OTC Electronic Bulletin Board. The calculation of such market value should not be construed as an admission or conclusion by the registrant that any person is in fact an affiliate of the registrant.

     The total number of shares of Common Stock issued and outstanding as of April 9, 2003 was 376,449,855.


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I

Item 1     Business........................................................    3
Item 2     Properties......................................................    7
Item 3     Legal Proceedings...............................................    7
Item 4     Submission of Matters to a Vote of Shareholders.................    7

PART II

Item 5     Market for Common Shares and Related Shareholder Matters........    8
Item 6     Management's Discussion and Analysis of Financial
           Condition and Results of Operations.............................    9
Item 7     Financial Statements............................................   12
Item 8     Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure.............................   28

PART III

Item 9     Directors, Executive Officers, Promoters and Control
           Persons; Compliance With Section 16(a) of the Exchange Act......   28
Item 10    Executive Compensation..........................................   29
Item 11    Security Ownership of Certain Beneficial Owners and
           Management......................................................   30
Item 12    Certain Relationships and Related Transactions..................   30


PART IV

Item 13    Exhibits, Financial Statement Schedules, and Reports
           on Form 8-K.....................................................   31

Item 14    Controls and Procedures.........................................   31

Signatures.................................................................   32

Certifications.............................................................   32

Exhibit Index..............................................................   34

                                     PART I

ITEM 1.  BUSINESS

History and Recent Developments
-------------------------------

Indiginet, Inc. a Florida corporation (the "Company" or "Indiginet"), formerly October Project 1 Corp., was formed on September 24, 1997. On September 6, 2000 the Company changed its name to Indiginet, Inc.

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

On January 29, 2002, an Asset Purchase Agreement was executed between the Company and Wireless Broadband Connect, LLC ("WB Connect"), a Colorado limited liability company. As a result of that Agreement, the Company acquired certain assets, properties and rights, tangible and intangible, owned by WB Connect in addition to certain liabilities.

In accordance with the Asset Purchase Agreement, there were certain stock and cash bonus provisions. None of these performance levels were met and, therefore, no bonus was paid. Emplyment agreements with Dave Shaw, Steve Runkel and Dan Harman were also executed.

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

Pursuant to the terms of the Stock Purchase Agreement, the Company provided Fox $250,000 in exchange for all 20,000 shares of Fox's common stock, no par value per share. $100,000 of the purchase price was paid on March 7, 2002 with an additional promissory note for $125,000 with an interest rate of 8% percent per annum payable sixty (60) days after the closing date of the agreement, and 250,000 shares of the Company's Common Stock valued at $25,000.

On August 19, 2002, the Company entered into a Settlement Agreement and Release with Fox and its President, Anthony Fox, which is effective as of July 1, 2002 (the "Settlement Agreement"), to dispose of the Fox subsidiary of the Company. Pursuant to the terms of the Settlement Agreement, Fox (i) assumed ownership from the Company of all of Fox's assets and liabilities, (ii) returned to the Company 250,000 shares of the Company's Common Stock, and (iii) voided a $125,000 promissory note payable by the Company to Fox.

On August 22, 2002, Jonathan Miller was elected to the Board of Directors.

On September 30, 2002, the Company's President, Clinton J. Wilson, resigned, citing, in writing, his reason as a break in his employment contract with the

Company with regard to a failure to meet payroll and reimbursement of his business expenses. The Company accepted his resignation and has agreed to pay his accrued payroll and expenses as funds are raised.

As of September 30, 2002, the Company shut down all operations in Denver, Colorado.

As of September 30, 2002, the Company had ceased all sales efforts and had ceased all operations except for those of SBSI/Cyberspeedway. From October 1, 2002 through December 31, 2002 SBSI/Cyberspeedway continued to support its Internet access and web-hosting customers.

As of December 31, 2002 all operations of the Company had ceased and the Company entered into an Agreement with Jim Lane, the President of SBSI/Cyberspeedway releasing all assets of SBSI/Cyberspeedway to Jim Lane in exchange for past wages and expenses owed to Mr. Lane.

On February 24, 2003, the Company, Mark Ellis and Jeffrey Black entered into a Share Purchase Agreement providing for the purchase by Mr. Ellis from Jeffrey Black of 271,000,000 shares of the Company's Common Stock, no par value, for a total purchase price of $20,000. As a result of this transaction, Mr. Ellis acquired a 71.99% beneficial ownership in the Company. On February 27, 2003, Mark Ellis was elected as Chief Executive Officer and the sole director of the Company. Simultaneous with Mr. Ellis's election as an officer and director of the Company, Jeffrey Black resigned an officer and director of the Company and Jonathan Miller resigned as a Director of the Company.

Introduction
------------

Indiginet stands for Integrating Digital Networks. We specialize in the consultation, design, implementation and support of voice, data, Internet and Wireless applications to small and mid-sized enterprises (SMEs). We provide its services over third party networks enabling the Company to offer a comprehensive suite of services without the capital burden of building a communication network. The Company's strategy is to acquire the customer bases of smaller, single-service communication companies and specific distressed assets. We will then expand the breadth of the customer's services to grow revenue and enhance profitability. SMEs account for $120 billion in commercial telephony, data services and technology spending, or 33% of the country's total market and this spending is expected to grow at above average rates over the next ten years. (Source: Morgan Stanley Dean Witter) Based on recent studies, the country's 7.4 million SMEs currently lag significantly in the utilization of IT and data communications, including Internet access, Web services, business software and e-commerce. (Source: IDC)

We provide small to mid-sized business with an integrated communication solution. The Company will offer voice, data, local, long distance and wireless services to business customers utilizing best in class vendor equipment and deliver over managed third party networks enabling the Company to deliver a comprehensive suite of services as the single point of contact to resolve issues and payment of services without the capital burden of building a communication network infrastructure. The Company's strategy is to acquire customer bases from smaller, single market, single product focused communication system service providers and expand the breadth of their services to grow revenue and enhance profitability.

We believe that the majority of the currently available data, voice and wireless services for small to mid-sized business creates confusion for the customer and requires excess time management efforts which leads to an inefficient use of the customers resources. Customers currently contract with different vendors for different services which results in multiple service contracts, underutilized data and voice lines, multiple invoices and a lack of carrier responsibility when issues arise. The Company addresses these issues by bundling the pieces together in a cost effective, integrated solution utilizing its resources to insure the client network performs what it was intended to do. One method will be to install a piece of Company-owned equipment at the customer's premises
(CPE) that can (i) manage the integration of voice and data services and (ii) seamlessly scale to next generation solutions (intelligent networks - IP, ATM or Packet-based) over a single dedicated connection. The Companys solution provides the customer with increased productivity and decreased cost of communication services. The goal is to provide business customers with value added communication services that reduce the cost of the communication needs of the company, and the management of them, while increasing Indiginet's revenue and profitability.

The Company's unique strategy capitalizes on the overabundance of networks already established and currently being built throughout the country. Companies have spent billions of dollars over the last few years building comprehensive networks, which are both redundant and underutilized. ICG, for example, invested significantly building a backbone that cannot generate sufficient return on investment, which resulted in their filing for protection in the courts. By taking advantage of the surplus of existing infrastructure, both the Public Switched Telephone Network (PSTN) and intelligent networks (IP, ATM or Packet-based), the Company can dedicate resources to back office operations, customer support systems and high quality sales forces to execute the business plan. A lack of capital expenditures in infrastructure combined with a managed communication solution integrating voice, data and wireless services increases the Company's return on investment and allows for increased customer support and on-site sales. The Company believes this will result in customer loyalty and low attrition rates.

Markets
-------

The Company plans to sell regionally and will initially be limited to the southwestern United States.

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

Customers
---------

With the closing of SBSI/Cyberspeedway as of December 31, 2002, the Company had no on-going business and therefore currently doe not have any customers.

Competition
-----------

We face competition from (i) incumbent telecom players; (ii) enhanced service providers; and (iii) integrated communication providers. The Company is a more nimble and less bureaucratic organization than incumbent telecom players such as WorldCom (Nasdaq: WCOM) and Qwest (NYSE: Q). The ability to move quickly without the burden of a large capital infrastructure provides a competitive advantage over these larger and more established companies. ILECs/RBOCs and CLECs/ICPs and other enhanced service providers specializing in niche markets also compete in the broadband service provider market but many lack the breadth or depth of service capabilities. Indiginet's most direct competition will be from integrated communication providers such as XO Communications (Nasdaq: XOXO).

The first group of competitors are the traditional players providing "stand-alone" types of communication services, local calling or long distance or cellular and paging, however many of them are entering the multiple services market. Although we expect to erode the market share of these companies, they are not considered primary competition based on their inability to respond quickly to market changes due to their commitment to comprehensive networks that require significant capital investment. In addition, many of their customers will be more satisfied with a product that will allow them to deal with the "one-vendor, one-billing" approach. Further, these customers will migrate to our services because of the superior customer care and managed solution.

The second group of competitors is the enhanced service providers that are niche market players. Their goal is to maximize market share in one of many rapidly growing niches from DSL to Internet systems and network management. Although these companies will be competing with the Company, they do not offer the breadth of services currently contemplated by the Company. We could partner with many of these participants to improve the service of our comprehensive suite of offerings.

The last group of competitors is the integrated communication providers that have diversified strategies similar to the Company. Their goal is to form a platform (e.g., acquisitions of long distance companies) to provide additional services to the customer. These companies are ours most direct competition. There is some overlap in these markets, which validates the belief that the markets are on the brink of convergence. For example, Nextlink's acquisition of Concentric and renamed XO Communications, NTT's acquisition of Verio and Sprint's thirty-percent stake in Earthlink indicates that the process has already begun. Common carriers want to buy a finished product - The Company is providing just that.

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

             Survey Of Current Competitive Categories Within Communication Technology
             ------------------------------------------------------------------------

Categories                Example Companies                Strengths                        Weaknesses
----------                -----------------                ---------                        ----------
ILECs                     Qwest                            Well established                 Regulated
                          Ameritech/PacificBell/SBC        Name recognition                 High rates
                          Verizon                          Financial strength               Weak set of data offerings
                                                           Strong base                      Slow

CLECs                     Time Warner Telecom              Emerging business                Regulated
                          Electric Lightwave               Name recognition                 Growth dependent on high
                          ICG                              Marketing                        Yield market
                          XO Communications                Rapidly developing base          Not applications oriented

Network Providers         Qwest                            Emerging business                Weak sales
                          Level 3                          Name recognition                 Lack of focus

ISPs                      JPSnet                           Online expertise                 Not customer friendly
                                                                                            Technology-centric

Interconnects             Exp@nets                         Strong voice/cabling             Weak on data knowledge
                          --------
                          Excutone                         Technicians                      Not flexible or quick to
                          Siemens                          Sizeable base                    Market
                          Intertel                         Local sales force                Unclear visions

VARs & System             EDS                              Strong data technicians          Weak on voice technology
Integrators               AMS                              Loyal base                       Fragmented & small
                                                           Local sales force




Equipment-Centric         IBM                              Name recognition                 Not strong on data and
Providers                 AT&T                             Strong technicians               Voice bundling
                          Nortel Networks                  Experience sales force           Expensive
                                                           Strong, proprietary offerings    Slow to respond to market
                                                           Financial strength                 change
                                                           Marketing strength

New Entrants              Centerbeam                       Financial strength               Inexperienced sales force
                          Imaginet                         Focused set of offerings         Small base
                          Talking Nets                     Understand new technologies      Unproved record
                                                           Strong management                Lack name recognition


The Company sees its opportunity where competition has left a void due to high tariffs, poor quality of service and/or availability gaps. A key strength the Company plans to utilize to its advantage is a network and service strategy that is flexible to a variety of access technologies. The Company is customer-oriented and utilizes expertise in SME business communications requirements and applications to form its competitive advantage. We believe the key opportunity is to gain customer loyalty by providing managed solutions to its under-resourced clients. Therefore, as technologies change, we can adapt appropriately and quickly for customers.

Employees
---------

As of the date of this Form 10-KSB, we had 6 full-time employees.

ITEM 2.  PROPERTIES

We rent approximately 2,384 square feet of space in Newport Beach, California from an unaffiliated party for $4,485 per month. The lease expires March 1, 2004. The Company has not acquired any properties.

ITEM 3.  LEGAL PROCEEDINGS

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

On November 7, 2002 the Company was served a lawsuit from Rhidian Orr, on behalf of Stephen Runkel seeking the payment of $6,370.47 for a promissory note entered into between Mr. Runkel and the Company relating to the purchase of WBConnect, LLC of which, Mr. Runkel was a principal. The lawsuit also seeks payment of nterest on the note and attorney's fees. The Company responded requesting dismissal of the lawsuit citing the terms of the Asset Purchase Agreement, to which the Promissory Note was attached, state that disputes are to be resolved by the American Arbitration Association. The Company received a response to its request from Mr. Warden stating that as Mr. Runkel was not a party to the signing of the Asset Purchase Agreement, his promissory note is not covered by the terms of the Asset Purchase Agreement.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

None.

                                     PART II

ITEM 5.  MARKET FOR COMMON SHARES AND RELATED SHAREHOLDER MATTERS


Our common stock is listed on the OTC Electronic Bulletin Board under the symbol "IGTT.OB". Securities not included in the Nasdaq Small-CAP Market are covered by the Securities and Exchange Commission rule that imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell our securities, which will have an adverse effect on the ability of our security holders to sell their securities and the possibility of our ability to raise additional capital.


Shown below is the average high bid and the average low offer as reported by the Pink Sheets on the last day of the quarter.

                                                Common Stock
                                           -------------------------
                                           High Bid          Low Bid
                                           --------          -------
              2001
         First Quarter                      $0.10             $0.10
         Second Quarter                     $0.50             $0.20
         Third Quarter                      $0.20             $0.03
         Fourth Quarter                     $0.20             $0.08

              2002
         First Quarter                      $0.07             $0.06
         Second Quarter                     $0.12             $0.10
         Third Quarter                      $0.03             $0.026
         Fourth Quarter                     $0.01             $0.005

The quotations listed above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

As of December 31, 2002, we had 29 shareholders of record. This number does not reflect shareholders who beneficially own common stock held in nominee or "street name."

We have not paid any dividends on our common stock since inception and we do not intend to pay any dividends on our common stock in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On August 22, 2002 Jonathan Miller was elected to the Board of Directors.

On September 30, 2002, the Company's President, Clint Wilson resigned, citing, in writing, his reason as a breach in his employment contract with regard to a failure to meet payroll and reimbursement of his business expenses. The Company accepted his resignation and has agreed to pay his accrued payroll and expenses as funds are raised.

On September 30, 2002 the Company shut down all operations in Denver, Colorado and entered into Promissory Notes with Anne Carrington and Robert Paulsen, former employees, for $18,265.45 and $7,057.00 respectively

On December 10, 2002, the Company entered into a Memorandum of Understanding with Sanswire Technologies, Inc. whereby, subject to the completion of due diligence the parties agree to merge and that Sanswire would be the surviving entity with 87.4% of the outstanding shares.

As of December 31, 2002 all operations of the Company had ceased and the Company entered into an Agreement with Jim Lane, the President of SBSI/Cyberspeedway releasing all assets of SBSI/Cyberspeedway to Jim Lane in exchange for past wages and expenses owed to Jim Lane.

As of February 24, 2003, Indiginet decided not to continue with the proposed transaction with Sanswire.

On February 24, 2003, the Company, Mark Ellis and Jeffrey Black entered into a Share Purchase Agreement providing for the purchase by Mr. Ellis from Jeffrey Black of 271,000,000 shares of the Company's Common Stock, no par value, for a total purchase price of $20,000. As a result of this transaction, Mr. Ellis acquired a 71.99% beneficial ownership in the Company. On February 27, 2003, Mark Ellis was elected as Chief Executive Officer and the sole director of the Company. Simultaneous with Mr. Ellis's election as an officer and director of the Company, Jeffrey Black resigned an officer and director of the Company and Jonathan Miller resigned as a Director of the Company.

RESULTS OF OPERATIONS

General
-------

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

On September 30, 2002 the Company shut down all operations in Denver, Colorado and the Company had ceased all sales efforts and had ceased all operations except for those of SBSI/Cyberspeedway. From October 1, 2002 through December 31, 2002, SBSI/Cyberspeedway continued to support its Internet access and web-hosting customers. As of December 31, 2002 all operations of the Company had ceased and the Company entered into an Agreement with Jim Lane, the President of SBSI/Cyberspeedway releasing all assets of SBSI/Cyberspeedway to Jim Lane in exchange for past wages and expenses owed to Jim Lane.

Year Ended December 31, 2002
----------------------------

Revenues
--------

Net sales for discontinued operations for the years ended December 31, 2002 and 2001 were $870,273 and $39,406, respectively. As of December 31, 2002 the Company had no assets or liabilities related to operations.

General and Administrative
--------------------------

General and administrative expenses for the year ended December 31, 2002 and 2001 were $659,194 and $73,919, respectively. In 20002 in conjunction with the acquisition of Fox and WB the Company had as many as 24 employees which generated $399,000 in payroll expenses. With the acquisition and subsequent divestiture, the company incurred $111,000 of legal and accounting fees.

Net loss for the Company was $778,343 for the year ended December 31, 2002 and $169,414 for December 31, 2001. A large portion of this loss was due to a write down of goodwill of $390,338 and the addition of a sales team during 2002.

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

The Company has experienced losses from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the years ended December 31, 2002 and 2001, the Company incurred net losses of $778,343 and $169,414, respectively. At December 31, 2002, the Company had a working capital and stockholders' deficit of $500,156.

The Company's ability to continue as a going concern is contingent upon its ability to secure financing and attain profitable operations. The Company has experienced a change of control effective February 24, 2003 and is under new management. The Company is in the process of developing a business plan and pursuing financing.

The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

ITEM 7.  FINANCIAL STATEMENTS




                                 InDigiNet, Inc.
                                Table of Contents


                                                                            Page
                                                                            ----

Report of Independent Auditors                                                13

Consolidated Balance Sheet                                                    14

Consolidated Statements of Operations                                         15

Consolidated Statement of Stockholders' (Deficit)                             16

Consolidated Statements of Cash Flows                                         17

Notes to Consolidated Financial Statements                                 19-27

                          REPORT OF INDEPENDENT AUDITORS


Shareholders and Board of Directors
InDigiNet, Inc.


We have audited the accompanying consolidated balance sheet of InDigiNet, Inc. as of December 31, 2002, and the related consolidated statements of operations, stockholders' (deficit), and cash flows for the years ended December 31, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of InDigiNet, Inc. as of December 31, 2002, and the results of its operations, and its cash flows for the years ended December 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

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


/s/ Stark Winter Schenkein & Co., LLP

Denver, Colorado
April 12, 2003

                                InDigiNet, Inc.
                           Consolidated Balance Sheet
                               December 31, 2002



                                     ASSETS

CURRENT ASSETS
    Total current assets                                              $       -
                                                                      =========

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
    Accounts payable  and accrued expenses                            $ 157,640
    Accounts payable and accrued expenses - related parties              44,814
    Notes payable - related parties                                     297,702
                                                                      ---------
               Total current liabilities                                500,156
                                                                      ---------

STOCKHOLDERS' (DEFICIT)
    Preferred stock, no par value, 15,000,000 shares
         authorized, none issued or outstanding                               -
    Common Stock, no par value, 500,000,000 shares authorized
         376,449,855 shares issued and 376,199,855 outstanding          367,026
    Additional paid-in capital                                          112,000
    Treasury stock, 250,000 shares, at cost                             (16,500)
    Accumulated (deficit)                                              (962,682)
                                                                      ---------
               Total stockholders' (deficit)                           (500,156)
                                                                      ---------

                                                                      $       -
                                                                      =========






   The accompanying notes are an integral part of these financial statements.



                                               InDigiNet, Inc.
                                     Consolidated Statements of Operations

                                                                                    For the Years Ended December 31,
                                                                                        2002                  2001
                                                                                    -----------           -----------
REVENUES                                                                            $         -           $         -
                                                                                    -----------           -----------

COSTS AND EXPENSES
      General and administrative expenses                                               659,194                73,919
      Impairment of goodwill                                                            390,338               109,201
                                                                                    -----------           -----------
                                                                                      1,049,532               183,120
                                                                                    -----------           -----------

(Loss) from operations                                                               (1,049,532)             (183,120)

Interest expense                                                                        (22,331)               (2,167)
                                                                                    -----------           -----------

 (Loss) before income taxes                                                          (1,071,863)             (185,287)

Income taxes (benefit)                                                                  114,000                 6,000
                                                                                    -----------           -----------

 (Loss) before discontinued operations                                                 (957,863)             (179,287)

DISCONTINUED OPERATIONS
      Net income (loss) from operations of discontinued segment, net of
            income taxes (benefit) of $(47,000) for 2002 and $6,000 for 2001            (73,445)                9,873
      Net gain on disposition of discontinued segment, net of
            income taxes of $161,000 for 2002 and $- for 2001                           252,965                     -
                                                                                    -----------           -----------
                                                                                        179,520                 9,873
                                                                                    -----------           -----------

Net (loss)                                                                          $  (778,343)          $  (169,414)
                                                                                    ===========           ===========

Per share information - basic and fully diluted:
 Weighted average shares outstanding                                                375,088,557           372,711,507
                                                                                    ===========           ===========

Net (loss) per common share:
      Loss) from operations                                                         $     (0.00)          $     (0.00)
      Discontinued operations                                                              0.00                  0.00
                                                                                    -----------           -----------
      Net (loss)                                                                    $     (0.00)          $     (0.00)
                                                                                    ===========           ===========



                   The accompanying notes are an integral part of these financial statements.





                                                      InDigiNet, Inc.
                                       Consolidated Statement of Stockholders' (Deficit)
                                        For the Years Ended December 31, 2002 and 2001



                                               Common Stock        Additional      Stock
                                          ----------------------    Paid-in     Subscription    Treasury   Accumulated
                                            Shares      Amount      Capital      Receivable       Stock     (Deficit)       Total
                                          ----------- -----------  ----------   -------------   ---------  -----------   -----------
Balance at December 31, 2000              372,560,000  $ 25,000    $      -       $(20,000)     $      -    $ (14,925)    $  (9,925)

  Shares issued pursuant to stock
     purchase agreement with
     Scottsdale Business Systems, Inc.        500,000    30,000           -              -             -            -        30,000

  Shares issued for services                  300,000    16,200           -              -             -            -        16,200

  Subscription payment                              -         -           -          8,100             -            -         8,100

  Net (loss)                                        -         -           -              -             -     (169,414)     (169,414)
                                          ----------- ---------    --------       --------      --------    ---------     ---------

Balance at December 31, 2001              373,360,000    71,200           -        (11,900)            -     (184,339)     (125,039)

  Shares issued pursuant to  asset
     purchase agreement with
     Wireless Broadband Connect, LLC           60,000     5,040           -              -             -            -         5,040

  Shares issued pursuant to stock
     purchase agreement with
     Fox Telecommunications, Inc.             250,000    16,500           -              -             -            -        16,500

  Shares issued in exchange for note
     payable to related party               2,001,000   179,900           -              -             -            -       179,900

  Treasury stock related to settlement
     agreement with Fox
     Telecommunications, Inc.                (250,000)   16,500           -              -       (16,500)           -             -

  Shares issued for services                  778,855    77,886           -              -             -            -        77,886

  Subscription payment                              -         -           -         11,900             -            -        11,900

  Capital contributions from shareholders           -         -     112,000              -             -            -       112,000

  Net (loss)                                        -         -           -              -             -     (778,343)     (778,343)
                                          -----------  --------    --------        -------      --------    ---------     ---------

Balance at December 31, 2002              376,199,855  $367,026    $112,000        $     -      $(16,500)   $(962,682)    $(500,156)
                                          ===========  ========    ========        =======      ========    =========     =========




                          The accompanying notes are an integral part of these financial statements.



                                              InDigiNet, Inc.
                                   Consolidated Statements of Cash Flows



                                                                              For the Years Ended December 31,
                                                                                  2002                 2001
                                                                              ------------         -----------

OPERATING ACTIVITIES
     Net (loss)                                                                $ (778,343)         $ (169,414)
     Adjustments to reconcile net (loss) to net cash
        (used in) operating activities:
         Impairment of goodwill                                                   390,338             109,201
         Depreciation                                                               1,728                   -
         Stock issued for services                                                 77,886              16,200
         Net gain on disposition of discontinued segment                         (413,965)                  -
         Change in allowance for bad debt                                           6,994               6,994
     Changes in:
         Accounts receivable                                                       29,873               1,235
         Accounts receivable - related party                                           40                   -
         Inventory                                                                 12,659                   -
         Prepaid expenses                                                          18,862             (18,862)
         Deposits                                                                   1,536                   -
         Bank overdraft                                                           (15,419)                  -
         Accounts payable                                                         252,471               7,795
         Accounts payable and accrued liabilities - related parties                25,231              16,725
         Deferred revenue                                                         (10,062)             (4,998)
         Other current liabilities                                                 (6,822)                  -
                                                                               ----------          ----------
            Net cash (used in) operating activities                              (406,993)            (35,124)
                                                                               ----------          ----------
INVESTING ACTIVITIES
     Acquisition of Fox Telecommunications, Inc., net of cash received            (49,323)                  -
     Acquisition of SBSI/Cyberspeedway, net of cash received                            -             (50,000)
                                                                               ----------          ----------
            Net cash (used in) investing activities                               (49,323)            (50,000)
                                                                               ----------          ----------
FINANCING ACTIVITIES
     Proceeds from notes payable - related parties                                293,750              80,900
     Proceeds from notes payable                                                   70,000                   -
     Payments on notes payable - related parties                                  (35,210)                  -
     Capital contributions                                                        112,000                   -
     Proceeds from stock subscription receivable                                   11,900               8,100
                                                                               ----------          ----------
            Net cash provided by financing activities                             452,440              89,000
                                                                               ----------          ----------
                Net increase (decrease) in cash                                    (3,876)              3,876

CASH AT BEGINNING OF YEAR                                                           3,876                   -
                                                                               ----------          ----------
CASH AT END OF YEAR                                                            $        -          $    3,876
                                                                               ==========          ==========
SUPPLEMENTAL CASH FLOWS INFORMATION:
     Cash for paid for:
          Interest                                                             $   15,974          $        -
                                                                               ==========          ==========
          Income taxes                                                         $        -          $        -
                                                                               ==========          ==========
SUPPLEMENTAL DISCLOSURE OF
  NON-CASH INVESTING AND FINANCING ACTIVITIES
     Conversion of note payable -related party into common stock               $  179,900          $        -
                                                                               ==========          ==========
     Conversion of accounts payable and accrued expenses - related
          parties into notes payable - related parties                         $   44,078          $        -
                                                                               ==========          ==========
     Issuance of promissory note pursuant to stock purchase agreement          $  125,000          $        -
                                                                               ==========          ==========
     Cancellation of note payable pursuant to settlement agreement             $  125,000          $        -
                                                                               ==========          ==========
     Acquisition of treasury stock                                             $   16,500          $        -
                                                                               ==========          ==========
     Issuance of common stock pursuant to asset and stock
          purchase agreements                                                  $   21,540          $   30,000
                                                                               ==========          ==========



                   The accompanying notes are an integral part of these financial statements.


                                 INDIGINET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002



Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

InDigiNet, Inc. (the "Company") was incorporated as October Project 1 Corp. in the State of Florida on September 24, 1997 and on September 7, 2000 changed its name to InDigiNet, Inc. During the years ended December 31, 2002 and 2001 the Company generated revenues through providing Internet dial-up and high-speed connection, web hosting and design, and network sales and installation. As of December 31, 2002 the Company had abandoned this business plan and is seeking strategic alternatives.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries through the date of divestiture (See Note 6). All significant intercompany accounts and transactions have been eliminated.

Reclassification

Certain amounts from prior year's financial statements have been reclassified to conform to the current year presentation.

Use of estimates

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

Cash and cash equivalents

For purposes of balance sheet classification and the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Revenue recognition

Internet connection fees are billed in advance and recognized over the period for which services are provided. Technical services revenues are recognized when services, as described in the contract, have been completed. Equipment revenue is recognized when both title and risk of loss transfers to the customer, provided that no significant obligations remain.

                                 INDIGINET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002



Credit card costs

The Company receives payment for a portion of their products and services via credit cards. Credit card costs are expensed in the period incurred. An allowance for chargebacks is also recorded at the time of remittance. To date chargebacks have not been significant.

Advertising

The Company expenses all costs of advertising as incurred. Advertising costs included in general and administrative expenses aggregated $2,910 and $3,661 for the years ended December 31, 2002 and 2001, respectively.

Stock-based compensation

The Company accounts for equity instruments issued to employees for services based on the fair value of the equity instruments issued and accounts for equity instruments issued to other than employees based on the fair value of the consideration received or the fair value of the equity instruments, whichever is more reliably measurable.

The Company accounts for stock based compensation in accordance with Statements of Financial Accounting Standards 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." The provisions of SFAS 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25") but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option incentive plans.

Property and equipment

Property and equipment is depreciated using the straight-line method over the estimated economic lives of the assets. The Company disposed of all of its property and equipment as of December 31, 2002.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2002. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include accounts payable and accrued expenses, and notes payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature, their carrying amounts approximate fair values, or they are receivable or payable on demand.

                                 INDIGINET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002



Impairment of long-lived assets

The Company periodically reviews the carrying amount of long-lived assets to determine whether current events or circumstances warrant adjustments to such carrying amounts. If an impairment adjustment is deemed necessary, such loss is measured by the amount that the carrying value of such assets exceeds their fair value. Considerable management judgment is necessary to estimate the fair value of assets and accordingly, actual results could vary significantly from such estimates. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value less costs to sell.

Net (loss) per common share

The Company follows SFAS 128, "Earnings Per Share". Basic earnings (loss) per common share calculations are determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted earnings (loss) per common share calculations are determined by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents outstanding. During the periods when they are anti-dilutive, common stock equivalents, if any, are not considered in the computation.

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

The Company periodically reviews the carrying value of acquired intangible assets, including goodwill, to determine whether an impairment may exist. The Company considers relevant cash flow and profitability information, including estimated future operating results, trends and other available information, in assessing whether the carrying value of intangible assets can be recovered. If it is determined that the carrying value of intangible assets or goodwill will not be recovered from the undiscounted future cash flows, the carrying value of such intangible assets or goodwill would be considered impaired. An impairment charge for goodwill is measured as any deficiency in the amount of estimated undiscounted future cash flows, determined on an enterprise-wide basis, in relation to the net stockholders' equity of the Company. As of December 31, 2002 the Company evaluated the carrying amounts of its assets and determined goodwill to be impaired.

Segment information

The Company follows SFAS 131, "Disclosure about Segments of an Enterprise and Related Information". Certain information is disclosed, per SFAS 131, based on the way management organizes financial information for making operating

                                 INDIGINET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002



decisions and assessing performance. The Company currently operates in one business segment and will evaluate additional segment disclosure requirements as it expands operations.

Recent pronouncements

In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS 148 "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of SFAS 123." SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation from the intrinsic value-based method of accounting prescribed by APB 25. As allowed by SFAS 123, the Company has elected to continue to apply the intrinsic value-based method of accounting, and has adopted the disclosure requirements of SFAS 123. The Company currently does not anticipate adopting the provisions of SFAS 148.

In July 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 provides new guidance on the recognition of costs associated with exit or disposal activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. SFAS 146 supercedes previous accounting guidance provided by the EITF Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." EITF Issue No. 94-3 required recognition of costs at the date of commitment to an exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Early application is permitted. The adoption of SFAS 146 by the Company is not expected to have a material impact on the Company's financial position, results of operations, or cash flows.

In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other things, this statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt" which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," will now be used to classify those gains and losses. The provisions of SFAS 145 related to the classification of debt extinguishment are effective for years beginning after May 15, 2002. The adoption of SFAS 145 by the Company is not expected to have a material impact on the Company's financial position, results of operations, or cash flows.

In November 2001, the EITF of the FASB issued EITF 01-9 "Accounting for Consideration Given by a Vendor to a Subscriber (Including a Reseller of the Vendor's Products)." EITF 01-9 provides guidance on when a sales incentive or other consideration given should be a reduction of revenue or an expense and the timing of such recognition. The guidance provided in EITF 01-9 is effective for financial statements for interim or annual periods beginning after December 15, 2001. The adoption of EITF 01-9 by the Company did not have a material impact on the Company's financial statements.

                                 INDIGINET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 provides new guidance on the recognition of impairment losses on long-lived assets with definite lives to be held and used or to be disposed of and also issued the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS 144 did not have a material impact on the Company's financial position, results of operations, or cash flows.

In June 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations." SFAS 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period that it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS 143 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

In June 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets," which provides for non-amortization of goodwill and intangible assets that have indefinite useful lives, annual tests of impairments of those assets and interim tests of impairment when an event occurs that more likely than not has reduced the fair value of such assets. The statement also provides specific guidance about how to determine and measure goodwill impairments, and requires additional disclosure of information about goodwill and other intangible assets. The provisions of this statement are required to be applied starting with fiscal years beginning after December 15, 2001, and applied to all goodwill and other intangible assets recognized in the financial statements at that date. Goodwill and intangible assets acquired after June 30, 2001 will be subject to the non-amortization provisions of the statement. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements had not been issued previously. The Company's adoption of the provisions of SFAS 142 did not have a material impact on the Company's financial position, results of operations or cash flows.

In June 2001, the FASB issued SFAS 141, "Business Combinations," which is effective for all business combinations initiated after June 30, 2001. SFAS 141 requires companies to account for all business combinations using the purchase method of accounting, recognize intangible assets if certain criteria are met, as well as provide additional disclosures regarding business combinations and allocation of purchase price. The adoption of SFAS 141 did not have a material impact on the Company's financial position, results of operations or cash flows.


Note 2.  GOING CONCERN

The Company's consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

                                 INDIGINET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002



The Company has experienced losses from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the years ended December 31, 2002 and 2001, the Company incurred net losses of $778,343 and $169,414, respectively. At December 31, 2002, the Company had a working capital and stockholders' deficits of $500,156.

The Company's ability to continue as a going concern is contingent upon its ability to secure financing and attain profitable operations. The Company has experienced a change of control effective February 24, 2003 and is under new management. The Company is in the process of developing a business plan and pursuing financing.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.


Note 3. NOTES PAYABLE - RELATED PARTIES

As discussed in Note 5, the Company entered into an asset purchase agreement with Wireless Broadband Connect, LLC ("WBBC"). As a result of the agreement, the Company assumed a total of $58,874 in unsecured related party notes payable. Interest on these notes accrues at 8% and the notes are delinquent as of December 31, 2002.

During the year ended December 31, 2002 the Company entered into notes payable aggregating $238,828 with related parties. These notes are unsecured, short-term, and bear interest at rates ranging from 8% to 12%. Of this amount, $25,322 is delinquent as of the date of this report.

Accrued interest expense under these notes as of December 31, 2002 is $12,324 and is included in accounts payable and accrued expenses - related parties.


Note 4.  STOCKHOLDERS' (DEFICIT)

The Board of Directors approved a 16 for 1 common stock split effective April 30, 2001. All share and per share amounts include the effect of the forward stock split.

On September 7, 2000, the Company issued 320,000,000 shares of its common stock for a subscription receivable of $20,000 from an officer. These shares were valued at their fair market value on the date the Company agreed to issue the shares. As of December 31, 2002 the officer had satisfied the stock subscription receivable.

On October 31, 2001 the Company entered into a stock purchase agreement with Scottsdale Business Systems, Inc. ("SBSI") whereby the Company issued 500,000 shares of its common stock valued at $30,000. These shares were valued at their fair market value on the date the Company agreed to issue the shares.

On December 17, 2001, the Company issued 300,000 shares of its common stock valued at $16,200 in exchange for services provided. These shares were valued at their fair market value on the date the Company agreed to issue the shares.

                                 INDIGINET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002



On January 29, 2002, the Company entered into an Asset Purchase Agreement with WBBC whereby the Company issued 60,000 shares of common stock valued at $5,040. These shares were valued at their fair market value on the date the Company agreed to issue the shares.

On February 19, 2002, the Company entered into a Stock Purchase Agreement with Fox Telecommunications, Inc. ("Fox") whereby the Company issued 250,000 shares of common stock valued at $16,500. These shares were valued at their fair market value on the date the Company agreed to issue the shares.

On June 17, 2002, a related party converted $179,900 of a note payable into 2,001,000 shares of common stock. These shares were valued at their fair market value on the date the Company agreed to issue the shares. Additionally, the Company surrendered all of their rights to the Company's name, logo, and identifying marks as well as the Company's licenses to provide phone service in Colorado, Arizona, and California. These items were determined to have no value as of June 17, 2002.

Pursuant to a settlement agreement effective June 30, 2002 the Company reacquired the 250,000 shares issued to Fox (see above) and has classified these shares as treasury stock. Treasury stock is shown at cost of $16,500.

On July 15, 2002, the Company issued 778,855 shares of its common stock valued at $77,886 in exchange for services provided. These shares were valued at their fair market value on the date the Company agreed to issue the shares.

During the year ended December 31, 2002 various shareholders subscribed $112,000 for common stock at $0.06 per share and subsequently relinquished the right to the stock, the $112,000 was contributed to the Company's capital and was recorded as an increase to additional paid-in capital of $112,000.


Note 5.  Acquisitions

On January 29, 2002, the Company entered into an Asset Purchase Agreement with WBBC whereby the Company purchased the assets of WBBC in exchange for 60,000 shares of common stock with a fair market value of $5,040. The Agreement also calls for earn out bonuses based on revenue and gross margin performance thresholds. Neither the revenue not gross margin performance thresholds were met before operations were discontinued (See Note 6). WBBC is a provider of wireless broadband solutions integration, design, and implementation.

                                 INDIGINET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002



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
                                                      =========

The Company reviewed the goodwill that was a result of the transaction and determined that impairment existed. The Company recorded a goodwill impairment of $9,376.

Proforma information as if WBBC was purchased at the beginning of the period is not necessary because the amounts of revenue, cost of sales, administrative expenses, and net loss is not material to the financial statements as a whole. Proforma information for the comparable period is not presented since WBBC was not an operating entity at that time.

On February 19, 2002, the Company entered into a Stock Purchase Agreement with Fox. The purchase price was $241,500 in exchange for all of the issued and outstanding shares of Fox's common stock payable as follows: $100,000 was paid upon execution of the agreement, an additional $125,000 in the form of a promissory note with an interest rate of 8% per annum payable sixty days after the closing of the agreement and 250,000 shares of InDigiNet common stock valued at $16,500. The effective date of the Stock Purchase Agreement is January 1, 2002. Fox is a provider of telecommunication installation services to corporate customers.

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
                                                      =========

The Company reviewed the goodwill that was a result of the transaction and determined that impairment existed. The Company recorded a goodwill impairment of $380,962.

Proforma information as if the Company was purchased on January 1, 2001 is as follows:

         Net sales                                    $ 260,291
                                                      =========
         Net income                                   $  55,698
                                                      =========
         Net income per share:
               Basic and fully diluted                $       -
                                                      =========

For tax purposes, all goodwill purchased during 2002 is considered to be tax deductible.

                                 INDIGINET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002



Note 6. DISCONTINUED OPERATIONS

Effective July 1, 2002 the Company reached an agreement with Fox and its President to dispose of the Company's wholly owned subsidiary, Fox. The Company agreed to dispose of the subsidiary due to a lack of synergy since the date of acquisition. The President of Fox assumed ownership of all Fox assets and liabilities The net liabilities disposed of consisted of current assets of $145,582, total assets of $176,454, current liabilities of $42,965, long term debt of $366,701, resulting in net liabilities of $232,212. In exchange Fox cancelled a $125,000 promissory note from the Company and returned 250,000 shares of the Company's common stock. The gain from the disposition of Fox aggregated $357,212.

Effective September 30, 2002 the Company closed their Colorado office and ceased operations in Colorado due to a lack of profitability. The Colorado operations provided wireless broadband solutions integration, design, and implementation. The loss that resulted from the closing of the Colorado office aggregated $12,309.

Effective December 31, 2002 the Company reached an agreement with SBSI and its President to dispose of its subsidiary, SBSI, which provided Internet dial-up and high-speed connection and web hosting and design services. The settlement agreement was initiated by SBSI's President due to non-payment of payroll and expenses. SBSI's President will assume ownership of all SBSI assets and liabilities. The net liabilities disposed of consisted of current and total assets of $1,553 and current and total liabilities of $70,615 resulting in net liabilities of $69,062. The gain from the disposition of SBSI aggregated $69,062.

Operating results of discontinued operations for the years ended December 31, 2002 and 2001 are shown separately in the accompanying statements of operations. Net sales for discontinued operations for the years ending December 31, 2002 and 2001 were $870,273 and $39,406, respectively. As of December 31, 2002 the Company had no assets or liabilities related to discontinued operations.


Note 7.  RELATED PARTY TRANSACTIONS

During the years ended December 31, 2002 and 2001, the Company received consulting services from various related parties. The total amount of expense incurred for the years ended December 31, 2002 and 2001 and accrued as of December 31, 2002 and 2001 are $13,903 and $7,500, respectively.

The Company leased office space and computer equipment from an officer of the Company. The leases called for monthly payments of $950 for the office and $350 for the computer equipment. Both leases were cancelled effective September 30, 2002. Amounts paid under the lease for the years ended December 31, 2002 and 2001 were $11,700 and $1,900, respectively.

                                 INDIGINET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002



Note 8.  INCOME TAXES

The Company accounts for income taxes under SFAS 109, "Accounting for Income Taxes", which requires use of the liability method. SFAS 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

The types of temporary differences between the tax basis of assets and their financial reporting amounts that give rise to a significant portion of the deferred tax asset is primarily the impairment of goodwill of approximately $390,000.

                                              Reconciling           Tax
                                                 Item              Effect
                                              -----------        ---------

    Net operating loss carryforward            $ 426,000         $ 144,000
                                               =========         =========

The net operating loss carryforward will expire through 2022. Also, the Company may be limited in their use of the net operating loss due to a change in control experienced during 2003.

The deferred tax asset of $144,000 has been fully reserved as of December 31, 2002. The change in the valuation allowance for the deferred tax asset during the year ended December 31, 2002 was $126,000.


Note 9. SUBSEQUENT EVENTS

On February 24, 2003, The Company and its President entered into a Share Purchase Agreement with a third party for the purchase of 271,000,000 shares of the Company's common stock from the Company's Secretary for a total purchase price of $20,000. As a result of the transaction, the third party acquired beneficial ownership of approximately 72% of the issued and outstanding shares of the Company. Following the transaction, the Secretary resigned and the third party was appointed the Chief Executive Officer and the sole director of the Company.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None in 2002.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Our directors and executive officers are as follows:

Name                       Age                       Position
----                       ---                       --------

Mark Ellis                 37               Chief Executive Officer and Director


Mark Ellis has been our chief executive officer and a director since February, 2003. He has been president, chief executive officer and a director of Universal Broadband Communications since August 2000. Mr. Ellis has over five years of experience in the telecommunications industry, serving in executive management positions with several telecommunication ventures. Since December 2001, Mr. Ellis has served as the Chief Executive Officer, president and a director of Qbe Technologies, a wireless telecomputing company. From 1997 to 1999, Mr. Ellis was chief executive officer of TelQuest Communications, Inc., a start-up telecommunications company. He served as staff accountant at International Aluminum Corporation from 1990 to 1992. From 1983 to 1986, Mr. Ellis was a statistical analyst at Northrop Grumman Corporation. Mr. Ellis is currently enrolled at DePaul University in order to complete his Master's degree.

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

Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, and amendments thereto furnished to us, we believe that during the year ended December 31, 2002, our executive officers, directors and greater than ten percent beneficial owners complied on a timely basis with all Section 16(a) filing requirements.

ITEM 10.  EXECUTIVE COMPENSATION

Clinton J. Wilson was employed as President pursuant to an employment agreement through September 30, 2002. Under the terms of the employment agreement, Mr. Wilson received and annual salary of $125,000 and such additional benefits that are generally provided other employees. Mr. Wilson is subject to a noncompetition covenant for a period of one year from the date of termination of the employment agreement.

Pursuant to the terms of the employment agreement, Mr. Wilson is entitled to receive 11,175,300 stock options which are exercisable at $0.10 per share. With Mr. Wilson's resignation the stock options were not granted or exercised

Mr. Wilson received $57,795 in compensation and has accrued wages of $33,992. The Company did not replace Mr. Wilson on his resignation until Mr. Ellis was elected on February 24, 2003.

Employment Agreements
---------------------

On December 1, 2001, we entered into an employment with our former President, Clinton J. Wilson. Effective September 30, 2002, Mr. Wilson resigned as our President and terminated the employment agreement for good reason in accordance with the terms of paragraph 4.3 of the agreement. The Company has failed to pay base compensation of $10,416.67 per month. Mr. Wilson is entitled to receive accrued wages of $33,99217,256. Additionally, the Company owes Mr. Wilson for reimbursement of business expenses in the amount of $84,65399,750. We have agreed with Mr. Wilson to repay the outstanding amounts pursuant to promissory notes which are due and payable by the Company by December 31, 2003. The promissory notes are collateralized by Common Stock of the Company which will be issued to Mr. Wilson only in the event of a default of the payments of the notes by the Company.

The Company does not currently compensate its Chief Executive Officer for his services to the Company.

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

Directors' Compensation
-----------------------

The director currently receives no compensation.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The table below sets forth information regarding ownership of our common stock as of March 31, 2003, by each person who is known by us to beneficially own more than five percent of our common stock, by each director, by each executive officer named in the summary compensation table and by all directors and executive officers as a group. Shares issuable within sixty days after March 31, 2003 upon the exercise of options are deemed outstanding for the purpose of computing the percentage ownership of persons beneficially owning such options or holding such notes but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. To the best of our knowledge, the persons listed below have sole voting and investment power with respect to the shares indicated as owned by them subject to community property laws where applicable and the information contained in the notes to the table.

                                           Number of Shares            Percent
Name of Beneficial Owner                  Beneficially Owned           of Class
------------------------                  ------------------           --------

Mark Ellis                                    271,000,000               71.99%

All officers and directors as a               271,000,000               71.99%
group (1 person)


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

No transactions required to be disclosed by Item 404 of Regulation S-B have occurred during the last two years and there are no such proposed transactions.

                                    PART IV

ITEM 13.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  Exhibits.

     See Index to Exhibits.

     (b)  Reports on Form 8-K.

     The following table lists all reports filed on Form 8-K for the fourth quarter of 2002:

     Date                     Item
     ----                     ----

     October 11, 2002         Item 5: Termination of Employment Agreement with
                              Clint Wilson

ITEM 14.  CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures.

     Mark Ellis, who serves as the Company's chief executive officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) as of a date within 90 days of the filing date of this annual report (the "Evaluation Date") concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by individuals within those entities, particularly during the period in which this annual report was being prepared.

(b)  Changes in internal controls.

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        INDIGINET, INC.


                                        By: /s/ Mark Ellis
                                            ------------------------------------
                                            Mark Ellis, Chief Executive Officer
Date:  April 15, 2003

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                         Title                          Date
      ---------                         -----                          ----


/s/ Mark Ellis                   Chief Executive Officer and      April 15, 2003
-----------------------------    Director
Mark Ellis                       Director


                    Certification Pursuant to Section 302 of
                         the Sarbanes-Oxley Act of 2002


     Pursuant to section 302 of the Sarbanes-Oxley Act of 2002, Mark Ellis, Chief Executive Officer of InDigiNet, Inc., a Florida corporation (the "Company"), does hereby certify that:

     1.   I have reviewed this annual report on Form 10-K of InDigiNet, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and of, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

    April 15, 2003

                                          By: /s/ Mark Ellis
                                              ----------------------------------
                                              Mark Ellis
                                              Chief Executive Officer

                                  EXHIBIT INDEX

Exhibit
Number                             Description
------                             -----------

*3(i) Articles of Incorporation (Exhibit 2(a) to Registrant's Form 10-SB, Commission File No. 0-32333)

*3(i)(a) Articles of Amendment to Articles of Incorporation (Exhibit 2(b) to Registrant's Form 10-SB, Commission File No. 0-32333)

*3(i)(b) Articles of Amendment to Articles of Incorporation (Exhibit 3(i)(b) to Registrant's Form 10-KSB for fiscal year ended December 31, 2001, Commission File No. 0-32333)

*3(ii) Bylaws (Exhibit 2(b) to Registrant's Form 10-SB, Commission File No. 0-32333)

*10.1 Agreement for the Exchange of Common Stock dated October 31, 2001 between the Registrant and Scottsdale Business Systems Inc./Cyberspeedway (Exhibit 2 to Registrant's Form 8-K filed on February 9, 2001, Commission File No. 0-32333)

*10.2 Asset Purchase Agreement dated January 29, 2002 between the Registrant and Wireless Broadband Connect, LLC (Exhibit 2 to Registrant's Form 8-K filed on February 11, 2002, Commission File No. 0-32333)

*10.3 Stock Purchase Agreement dated January 1, 2002 between the Registrant and Fox Telecommunications, Inc. (Exhibit 99 to Registrant's For 8-K filed on March 18, 2002, Commission File No. 0-32333)

*10.4 Management Services Agreement dated January 1, 2002 between the Registrant and Fox Telecommunications, Inc. (Exhibit 2 to Registrant's Form 8-K filed on March 18, 2002, Commission File No. 0-32333)

*10.5 Employment Agreement dated December 1, 2001 between the Registrant and Clinton J. Wilson (Exhibit 10.5 to Registrant's Form 10-KSB for fiscal year ended December 31, 2001, Commission File No. 0-32333)

*10.6 Settlement Agreement and Release dated June 30, 2002 between the Registrant, Fox Telecommunications, Inc. and Anthony Fox (Exhibit 3 to Registrant's Amended Form 8-K filed on August 19, 2002, Commission File No. 0-32333)

*10.7 Mutual Understanding and Release between W. James Lane and the Registrant dated December 31, 2002 (Exhibit 10.1 to Registrant's Form 8-K filed on January 21, 2003, Commission File No. 0-32333)

*10.8 Share Purchase Agreement between Jeffrey Black, the Registrant and Mark Ellis dated February 24, 2003 (Exhibit 10.1 to Registrant's Form 8-K filed on March 10, 2003, Commission File No. 0-32333)

+99.1 Certificate of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

-------------------
+    Filed herewith.
*    Incorporated herein by reference.