Form 10QSB
period 2003-03-31
INDIGINET INC/FL
filed 2003-05-16
CIK 1132686

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 30549


                                   FORM 10-QSB


(Mark One)
[ ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

    For the quarterly period ended March 31, 2003

[ ] TRANSACTION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

    For the transition period from            to
                                   ----------    ------------

                         Commission file number: 0-32333

                                 InDigiNet, Inc.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Florida                                                65-0972865
---------------------------------                            -------------------
(State or Other Jurisdiction                                    (IRS Employer
of Incorporation or Organization)                            Identification No.)


5000 Birch Stret, Suite 3000, Newport Beach, CA                     92660
-----------------------------------------------                   ----------
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

The number of shares outstanding of each of the issuer's classes of common equity, as of May 15, 2003 was 452,449,855 shares of common stock.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No [X]

                                      INDEX

                                                                         Page
                                                                        Number
                                                                        ------

Part I.   Financial Information

     Item I.   Financial Statements

               Balance Sheet as of March 31, 2003 (Unaudited)             3

               Statements of Operations, for the Three Months
                 Ended March 31, 2003 and 2002 (Unaudited)                4

               Statements of Cash Flows, for the Three Months
                 Ended March 31, 2003 and 2002 (Unaudited)                5

               Notes to Financial Statements (Unaudited)                  6

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Analysis or Plan of Operation                8

     Item 3.   Controls and Procedures                                   10

Part II.  Other Information

     Item 1.  Legal Proceedings                                          11

     Item 2.  Changes in Securities                                      11

     Item 3.  Defaults upon Senior Securities                            11

     Item 4.  Submission of Matters to a Vote of Security
                Holders                                                  11

     Item 5.  Other Information                                          11

     Item 6.  Exhibits and Reports on Form 8-K                           11

Signatures                                                               12

Certification                                                            13

                         PART 1 - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1 - FINANCIAL STATEMENTS
-----------------------------

                                 InDigiNet, Inc.
                                  Balance Sheet
                                 March 31, 2003
                                   (Unaudited)


                                     ASSETS

CURRENT ASSETS
      Prepaid expense                                              $         7
                                                                   ===========

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
      Bank overdraft                                                     $ 392
      Accounts payable  and accrued expenses                           141,677
      Accounts payable and accrued expenses - related parties           94,768
      Notes payable - related parties                                  297,702
                                                                   -----------
                 Total current liabilities                             534,539
                                                                   -----------

STOCKHOLDERS' (DEFICIT)
      Preferred stock, $0.0001 par value, 200,000,000
           shares authorized, none issued or outstanding                     -
      Common Stock, $0.0001  par value, 2,000,000,000
           shares authorized 448,449,855 shares issued
           and 448,199,855 outstanding                                  44,845
      Additional paid-in capital                                       588,181
      Deferred compensation                                           (122,700)
      Treasury stock, 250,000 shares, at cost                          (16,500)
      Accumulated (deficit)                                         (1,028,358)
                                                                   -----------
                 Total stockholders' (deficit)                        (534,532)
                                                                   -----------

                                                                   $         7
                                                                   ===========


The accompanying notes are an integral part of these financial statements.


                                         InDigiNet, Inc.
                                    Statements of Operations
                                          (Unaudited)

                                                                     For the Three Months Ended March 31,
                                                                         2003                  2002
                                                                     ------------          -------------
 REVENUES                                                            $          -          $          -
                                                                     ------------          -------------

 COSTS AND EXPENSES
       General and administrative expenses                                 38,422               298,668
       Stock compensation                                                  21,300                     -
                                                                     ------------          ------------
                                                                           59,722               298,668
                                                                     ------------          ------------

 (Loss) from operations                                                   (59,722)             (298,668)

 Interest expense                                                          (5,954)              (17,508)
                                                                     ------------          ------------

  (Loss) before income taxes                                              (65,676)             (316,176)

 Income taxes (benefit)                                                         -              (150,000)
                                                                     ------------          ------------

  (Loss) before discontinued operations                                   (65,676)             (466,176)

 DISCONTINUED OPERATIONS
       Net income (loss) from operations of discontinued
             segment, net of income taxes (benefit) of
             $- for 2003 and $150,000 for 2002                                  -              (288,814)
                                                                     ------------          ------------
                                                                                -              (288,814)
                                                                     ------------          ------------

 Net (loss)                                                          $    (65,676)         $   (754,990)
                                                                     ============          ============

PER SHARE INFORMATION - BASIC AND FULLY DILUTED:
 Weighted average shares outstanding                                  399,116,522           373,670,000
                                                                     ============          ============

NET (LOSS) PER COMMON SHARE:
      (Loss) from operations                                         $      (0.00)         $      (0.00)
      Discontinued operations                                                0.00                 (0.00)
                                                                     ------------          ------------
      Net (loss)                                                     $      (0.00)         $      (0.00)
                                                                     ============          ============


              The accompanying notes are an integral part of these financial statements.



                                              InDigiNet, Inc.
                                          Statements of Cash Flows
                                                (Unaudited)


                                                                     For the Three Months Ended March 31,
                                                                         2003                  2002
                                                                     ------------          -------------

CASH FLOW FROM OPERATING ACTIVITIES                                   $ (10,392)             $(190,707)
                                                                      ---------              ---------

INVESTING ACTIVITIES
     Acquisition of Fox Telecommunications, Inc.,
         net of cash received                                                 -                (49,323)
                                                                      ---------              ---------
                  Net cash (used in) investing activities                     -                (49,323)
                                                                      ---------              ---------

FINANCING ACTIVITIES
     Capital contribution                                                10,000                      -
     Increase in bank overdraft                                             392                      -
     Proceeds from notes payable - related parties                            -                199,500
     Proceeds from notes payable                                              -                 70,000
     Payments on notes payable - related parties                              -                (12,188)
     Proceeds from stock subscription                                         -                 72,500
     Proceeds from stock subscription receivable                              -                  3,000
                                                                      ---------              ---------
                  Net cash provided by financing activities              10,392                332,812
                                                                      ---------              ---------

                      Net increase in cash                                    -                 92,782

CASH AT BEGINNING OF PERIOD                                                   -                  3,876
                                                                      ---------              ---------

CASH AT END OF PERIOD                                                 $       -              $  96,658
                                                                      =========              =========




              The accompanying notes are an integral part of these financial statements.

                                 InDigiNet, Inc.
                        Notes to the Financial Statements
                                 March 31, 2003
                                   (Unaudited)


NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto, included in the Company's Form 10-KSB as of and for the year ended December 31, 2002.

The accompanying financial statements for the period ended March 31, 2002 were consolidated with the Company's wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. As of December 31, 2002 the Company had disposed of all wholly-owned subsidiaries.


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


NOTE 3.  GOING CONCERN

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced losses from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the three months ended March 31, 2003 the Company incurred a net loss of $65,676. At March 31, 2003, the Company had working capital and stockholders' deficits of $534,532.

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

                                 InDigiNet, Inc.
                        Notes to the Financial Statements
                                 March 31, 2003
                                   (Unaudited)


NOTE 4. STOCKHOLDERS' (DEFICIT)

Effective March 20, 2003 the Company increased their authorized capital stock. Authorized preferred stock and common stock were increased to 200,000,000 and 2,000,000,000 shares, respectively. In addition, both have a stated par value of $0.0001 per share.

On March 1, 2003 the Company issued 12,000,000 shares of common stock to two consultants in exchange for services to be provided through May 31, 2003. The shares were issued at their fair market value of $0.002 on the date the Company agreed to issue the shares. The Company has recorded deferred compensation of $12,700 for services to be received subsequent to March 31, 2003.

On March 3, 2003 the Company issued 60,000,000 shares of common stock in exchange for services to be provided through February 28, 2004. The shares were issued at their fair market value of $0.002 on the date the Company agreed to issue the shares. The Company has recorded deferred compensation of $110,000 for services to be received subsequent to March 31, 2003.


NOTE 5.  RELATED PARTY TRANSACTIONS

On March 7, 2003 the Company entered into a three-year employment agreement with its Chief Executive Officer. The agreement calls for the following:

                                       2003                       2004                       2005
                                       ----                       ----                       ----
Base Salary                          $180,000                   $220,000                   $300,000
Bonus                           $50,000 - $100,000         $50,000 - $100,000         $50,000 - $100,000
Stock Options                         334,000                    334,000                    334,000

In addition, the agreement calls for stock awards of up to 14,000,000 shares of common stock based upon the Company reaching certain milestones.


NOTE 6.  SUBSEQUENT EVENT

On April 28, 2003 the Company issued 4,000,000 shares of common stock in exchange for services to be provided through July 28, 2003. The shares were issued at their fair market value of $0.005 on the date the Company agreed to issue the shares.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS STATEMENTS WHICH CONSTITUTE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. DISCUSSION CONTAINING SUCH FORWARD-LOOKING STATEMENTS MAY BE FOUND IN THE MATERIAL SET FORTH BELOW AND UNDER "BUSINESS," AS WELL AS WITHIN THE ANNUAL REPORT GENERALLY. IN ADDITION, WHEN USED IN THIS QUARTERLY REPORT, THE WORDS "BELIEVES," "ANTICIPATES," "EXPECTS," "PLANS," "INTENDS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS AND STATEMENTS OF EXPECTATIONS, PLANS AND INTENT ARE SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES. ACTUAL RESULTS IN THE FUTURE COULD DIFFER MATERIALLY FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS, AS A RESULT, AMONG OTHER THINGS, OF CHANGES IN TECHNOLOGY, CUSTOMER REQUIREMENTS AND NEEDS, AMONG OTHER FACTORS. WE UNDERTAKE NO OBLIGATION TO RELEASE PUBLICLY THE RESULTS OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS THAT MAY BE MADE TO REFLECT ANY FUTURE EVENTS OR CIRCUMSTANCES.


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


On March 7, 2003, the Company and Mark Ellis entered into an Employment Agreement whereby Mr. Ellis will serve as the Company's President and Chief Executive Officer. The Employment Agreement has a three year term and provides for an annual salary and cash bonuses to be paid to Mr. Ellis, and provides for the granting of annual stock options, an automobile allowance and health and life insurance benefits. The Employment Agreement is being filed herewith as
Exhibit 10.9.

RESULTS OF OPERATIONS

GENERAL

As of December 31, 2002 all operations of the Company had ceased.

QUARTER ENDED MARCH 31, 2003

REVENUES

The Company had no revenues for the quarter ended March 31, 2003.

GENERAL AND ADMINISTRATIVE

General and administrative expenses for the quarter ended March 31, 2003 and 2002 were $38,422 and $298,668, respectively. The decrease in general and administrative expenses is due to the cessation of the Company's business operations on September 30, 2002.

The Company recorded stock compensation expense of $21,300 and $- for the quarter ended March 31, 2003 and 2002, respectively. The stock compensation was the result of the Company entering into three consulting agreements for business advisory services. Additionally, the Company has recorded deferred compensation of $122,700 for services to be provided subsequent to March 31, 2003.

Net loss for the Company was $65,676 for the quarter ended March 31, 2003 and $754,900 for the quarter ended March 31, 2002. The decrease in net loss is due to the cessation of the Company's business operations on September 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

The Company has not conducted any business activities during the quarter ended March 31, 2003 except for preparing and filing its ongoing reporting requirements under the Securities Act of 1933, as amended. It is not currently known when business activities will commence. It is anticipated that approximately $50,000 in cash flow will be required over the next twelve months to continue to prepare and file the required reports with the Securities and Exchange Commission. The cash flow is currently being funded by the Company's President, Chief Executive Officer and Director.

A critical component of our operating plan impacting our continued existence is the ability to obtain additional capital through additional equity and/or debt financing. We do not anticipate enough positive internal operating cash flow until such time as we can generate revenues which may take the next few years to fully realize. In the event we cannot obtain the necessary capital to pursue our strategic plan, we may have to cease or significantly curtail our operations. This would materially impact our ability to continue operations.

Our near term cash requirements are anticipated to be offset through the receipt of funds from private placement offerings and loans obtained through private sources. Since inception, we have financed cash flow requirements through debt and equity financing. We may continue to experience net negative cash flows from operations, pending receipt of sales revenues, and will be required to obtain additional financing to fund operations through common stock offerings and bank borrowings to the extent necessary to provide working capital. No assurance can be made that such financing would be available, and if available it may take either the form of debt or equity. In either case, the financing could have a negative impact on our financial condition and our Stockholders.

We anticipate incurring operating losses over the next twelve months. Our lack of operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development. Such risks include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks we must, among other things, obtain a customer base, implement and successfully execute our business and marketing strategy, continue to develop and upgrade technology and products, provide superior customer services and order fulfillment, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.


GOING CONCERN

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced losses from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the three months ended March 31, 2003 the Company incurred a net loss of $65,676. At March 31, 2003, the Company had working capital and stockholders' deficits of $534,532.

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

ITEM 3:  CONTROLS AND PROCEDURES
--------------------------------

(a)  Evaluation of disclosure controls and procedures.

Mark Ellis, who serves as the Company's chief executive officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) as of a date within 90 days of the filing date of the quarterly report (the "Evaluation Date") concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by individuals within those entities, particularly during the period in which this quarterly report was being prepared.

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

                          PART II -- OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

On September 30, 2002, the Company was served a lawsuit from Daniel F. Warden, on behalf of Daniel Hartman seeking the payment of $18,573.74 for a promissory note entered into between Mr. Hartman and the Company relating to the purchase of WBConnect, LLC of which, Mr. Hartman was a principal. The lawsuit also seeks payment of interest on the note and attorney's fees. The Company responded requesting dismissal of the lawsuit citing the terms of the Asset Purchase Agreement, to which the Promissory Note was attached, state that disputes are to be resolved by the American Arbitration Association. The Company received a response to its request from Mr. Warden stating that as Mr. Hartman was not a party to the signing of the Asset Purchase Agreement, his promissory note is not covered by the terms of the Asset Purchase Agreement. As of March 14, 2003, the Company has yet to respond but believes that the Promissory Note is covered by the terms of the Asset Purchase Agreement as the Promissory Note represented Mr. Hartman's liabilities as a Principal of WBConnect and as the liabilities.

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


ITEM 2.  CHANGES IN SECURITIES.

Effective March 20, 2003 the Company increased their authorized capital stock. Authorized preferred stock and common stock were increased to 200,000,000 and 2,000,000,000 shares, respectively. In addition, both have a stated par value of $0.0001 per share.

On March 1, 2003 the Company issued 12,000,000 shares of common stock to two consultants in exchange for services to be provided through May 31, 2003. The shares were issued at their fair market value of $0.002 on the date the Company agreed to issue the shares. The Company has recorded deferred compensation of $12,700 for services to be received subsequent to March 31, 2003.

On March 3, 2003 the Company issued 60,000,000 shares of common stock in exchange for services to be provided through February 28, 2004. The shares were issued at their fair market value of $0.002 on the date the Company agreed to issue the shares. The Company has recorded deferred compensation of $110,000 for services to be received subsequent to March 31, 2003.

ITEM 3.  DEFAULTS IN SENIOR SECURITIES

         Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable

ITEM 5.  OTHER INFORMATION.

         Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

          (a) Exhibits. The following Exhibits are furnished as part of this report:

               99.1 Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act


          (b) Reports on Form 8-K. The Registrant filed the following Reports on Form 8-K during the quarter ended March 31, 2003:

               (i) Form 8-K filed January 21, 2003 reporting the closing of its wholly owned subsidiary under Item 5; and

              (ii) Form 8-K filed March 10, 2003 reporting the change in control of the Registrant under Item 1.

                                   SIGNATURES
                                   ----------

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      INDIGINET, INC.


Dated:  May 16, 2003                  By: /s/ Mark Ellis
                                          --------------------------------------
                                          Mark Ellis, Chief Executive Officer

                                 INDIGINET, INC.

                                 CERTIFICATIONS

I, Mark Ellis, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Indiginet, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly date (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or person performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      Date: May 15, 2003
                                          /s/ Mark Ellis
                                         --------------------------------------
                                          Mark Ellis
                                          Chief Executive Officer