Form 10QSB
period 2003-06-30
INDIGINET INC/FL
filed 2003-08-26
CIK 1132686

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 30549


                                   FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

    For the quarterly period ended June 30, 2003

[ ] TRANSACTION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

    For the transition period from            to
                                   ----------    ------------

                         Commission file number: 0-32333

                                 InDigiNet, Inc.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Florida                                                65-0972865
---------------------------------                            -------------------
(State or Other Jurisdiction                                    (IRS Employer
of Incorporation or Organization)                            Identification No.)


5000 Birch Street, Suite 3000, Newport Beach, CA                    92660
------------------------------------------------                  ----------
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

The number of shares outstanding of each of the issuer's classes of common equity, as of August 25, 2003 was 7,031,007 shares of common stock.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No [X]

                                      INDEX

                                                                         Page
                                                                        Number
                                                                        ------

Part I.   Financial Information

     Item I.   Financial Statements

               Balance Sheet as of June 30, 2003 (Unaudited)               3

               Statements of Operations (Unaudited) for the
               Three Months Ended June 30, 2003 and 2002 and
               For the Six Months Ended June 30, 2003 and 2002             4

               Statements of Cash Flows (Unaudited) for the
               Six Months Ended June 30, 2003 and 2002                     5


     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Analysis or Plan of Operation                10

     Item 3.   Controls and Procedures                                    12

Part II.  Other Information

     Item 1.  Legal Proceedings                                           13

     Item 2.  Changes in Securities                                       13

     Item 3.  Defaults upon Senior Securities                             13

     Item 4.  Submission of Matters to a Vote of Security
              Holders                                                     13

     Item 5.  Other Information                                           14

     Item 6.  Exhibits and Reports on Form 8-K                            14

Signatures                                                                15

                         PART 1 - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1 - FINANCIAL STATEMENTS
-----------------------------

                                 InDigiNet, Inc.
                                  Balance Sheet
                                 June 30, 2003
                                   (Unaudited)


                                     ASSETS

CURRENT ASSETS
    Cash                                                            $    34,844
                                                                    ===========

                   LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
    Accounts payable  and accrued expenses                          $   132,526
    Accounts payable and accrued expenses - related parties              45,082
    Notes payable - related parties                                     297,702
                                                                    -----------
               Total current liabilities                                475,310
                                                                    -----------

STOCKHOLDERS' (DEFICIT)
    Preferred stock, no par value, 200,000,000 shares
         authorized, none issued or outstanding                               -
    Common Stock, no par value, 2,000,000,000 shares
         authorized 5,450,199 shares issued and
         5,449,199 shares outstanding                                 2,081,162
    Additional paid-in capital                                          123,675
    Deferred compensation                                              (751,333)
    Treasury stock, 1,000 shares, at cost                               (16,500)
    Accumulated (deficit)                                            (1,877,470)
                                                                    -----------
               Total stockholders' (deficit)                           (440,466)
                                                                    -----------

                                                                    $    34,844
                                                                    ===========



   The accompanying notes are an integral part of these financial statements.


                                                        InDigiNet, Inc.
                                                    Statements of Operations
                                                          (Unaudited)

                                                          For the Three Months Ended June 30,   For the Six Months Ended June 30,
                                                              2003                 2002              2003               2002
                                                          -------------       ---------------   -------------      --------------
REVENUES                                                    $        -          $        -         $       -         $       -
                                                            ----------          ----------         ---------         ---------

COSTS AND EXPENSES
      General and administrative expenses                       52,225             277,759             90,647           576,427
      Stock compensation                                       790,933                   -            812,233                 -
                                                            ----------          ----------         ----------        ----------
                                                               843,158             277,759            902,880           576,427
                                                            ----------          ----------         ----------        ----------

 (Loss) from operations                                       (843,158)           (277,759)          (902,880)         (576,427)

 Interest expense                                               (5,954)             (7,202)           (11,908)          (16,330)
                                                            ----------          ----------         ----------        ----------

  (Loss) before income taxes                                  (849,112)           (284,961)          (914,788)         (592,757)

 Income taxes (benefit)                                              -              21,000                  -          (131,000)
                                                            ----------          ----------         ----------        ----------

  (Loss) before discontinued operations                       (849,112)           (263,961)          (914,788)         (723,757)

 DISCONTINUED OPERATIONS
      Net income (loss) from operations of
        discontinued segment, net of
        income taxes (benefit) of $-,
        $21,000, $-, and $(131,000)                                  -              41,871                  -          (253,323)
                                                            ----------          ----------         ----------        ----------

 Net (loss)                                                 $ (849,112)         $ (222,090)        $ (914,788)       $ (977,080)
                                                            ==========          ==========         ==========        ==========

PER SHARE INFORMATION - BASIC AND FULLY DILUTED:
 Weighted average shares outstanding                         2,627,119           1,492,014          2,114,143         1,494,974
                                                            ==========          ==========         ==========        ==========

NET (LOSS) PER COMMON SHARE:
      (Loss) from operations                                $    (0.32)         $    (0.19)        $    (0.43)       $    (0.40)
      Discontinued operations                                     0.00                0.03               0.00             (0.17)
                                                            ----------          ----------         ----------        ----------
      Net (loss)                                            $    (0.32)         $    (0.16)        $    (0.43)       $    (0.57)
                                                            ==========          ==========         ==========        ==========


                              The accompanying notes are an integral part of these financial statements.


                                           InDigiNet, Inc.
                                      Statements of Cash Flows
                                             (Unaudited)

                                                                          For the Six Months Ended June 30,
                                                                             2003                 2002
                                                                          -----------          -----------
CASH FLOW FROM OPERATING ACTIVITIES
     Net cash (used in) operating activities                              $ (115,692)          $ (299,414)
                                                                          ----------           ----------

INVESTING ACTIVITIES
     Business combinations, net of cash received                                   -              (49,323)
                                                                          ----------           ----------
                  Net cash (used in) investing activities                          -              (49,323)
                                                                          ----------           ----------

FINANCING ACTIVITIES
     Proceeds from exercise of stock options                                 140,536
     Capital contribution                                                     10,000                    -
     Proceeds from notes payable - related parties                                 -              294,085
     Proceeds from notes payable                                                   -               70,000
     Payments on notes payable                                                     -              (35,210)
     Proceeds from stock subscription                                              -               75,500
                                                                          ----------           ----------
                  Net cash provided by financing activities                  150,536              404,375
                                                                          ----------           ----------

                      Net increase in cash                                    34,844               55,638

CASH AT BEGINNING OF PERIOD                                                        -                3,876
                                                                          ----------           ----------

CASH AT END OF PERIOD                                                     $   34,844           $   59,514
                                                                          ==========           ==========




             The accompanying notes are an integral part of these financial statements.

                                 InDigiNet, Inc.
                        Notes to the Financial Statements
                                  June 30, 2003
                                   (Unaudited)


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

The accompanying financial statements for the period ended June 30, 2002 were consolidated with the Company's wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. As of December 31, 2002 the Company had disposed of all wholly-owned subsidiaries.


NOTE 2.  EARNINGS PER SHARE

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

The Company has experienced losses from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the six months ended June 30, 2003 the Company incurred a net loss of $914,788. At June 30, 2003 the Company had working capital and stockholders' deficits of $440,466.

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

                                 InDigiNet, Inc.
                        Notes to the Financial Statements
                                  June 30, 2003
                                   (Unaudited)


The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.


NOTE 4. STOCKHOLDERS' (DEFICIT)

Common Stock
------------

The Board of Directors approved a 1 for 250 reverse stock split for all outstanding shares of the Company's Common Stock effective August 17, 2003. For the purposes of financial statement presentation, all share and per share information has been restated to reflect the effect of the reverse stock split.

Effective June 30, 2003 the Company changed the par value of their preferred stock and common stock from $0.0001 per share to no par value.

During the six months ended June 30, 2003 the Company issued 840,000 shares of common stock with a fair market value of $797,566 to consultants in exchange for services to be provided through March 2004. The shares were issued at their fair market value ranging from $0.002 to $0.02 per share on the date the Company agreed to issue the shares. The Company has recorded deferred compensation of $111,333 for services to be received subsequent to June 30, 2003.

During the six months ended June 30, 2003 the Company issued 2,600,000 shares of common stock with a fair market value of $740,000 to its Chief Executive Officer as a bonus and in lieu of cash compensation. The shares were issued at their fair market value ranging from $0.001 to $0.002 per share on the date the Company agreed to issue the shares. The Company has recorded deferred compensation of $640,000 for services to be received subsequent to June 30, 2003.

During the six months ended June 30, 2003 holders of stock options exercised options for 504,400 shares of common stock (see below). The Company received proceeds of $140,536 and recognized compensation expense of $26,000 related to the exercise of these options for the six months ended June 30, 2003.

During the six months ended June 30, 2003 a shareholder of the Company forgave amounts due to him in the amount of $11,675, which the Company recorded as a capital contribution.

                                 InDigiNet, Inc.
                        Notes to the Financial Statements
                                  June 30, 2003
                                   (Unaudited)



Stock Options
-------------

The Company has three stock option plans under which the Company may grant options for up to 1,700,000 shares of common stock (see Note 7). The exercise price for the options is the fair market value of the common stock on the date of exercise less a 15% discount, as established by the Compensation Committee. The maximum term of the options is ten years and they vest on the date granted.

Summarized information relative to the Company's stock option plan is as follows:


                                                      Number    Weighted Average
                                                    of Shares    Exercise Price
                                                    ---------    --------------

Outstanding at December 31, 2002                           -        $     -
Granted                                              624,000           0.28
Exercised                                           (504,400)          0.28
Forfeited                                                  -              -
                                                    --------

Outstanding at June 30, 2003                         119,600        $  0.25
                                                    ========


The exercise price of all outstanding shares as of June 30, 2003 is $0.25.

The effect of applying SFAS 123 pro forma net (loss) is not necessarily representative of the effects on reported net income (loss) for future years due to, among other things, the vesting period of the stock options and the fair value of additional stock options in future years. The fair values of the options granted during 2003 were estimated using the Black-Scholes option pricing model with the following assumptions: no dividend yield, volatility of 318%, a risk-free interest rate of 2.0%, and expected lives of 1 year from the date of vesting.

For purpose of pro forma disclosure, the estimated fair value of the options is charged to expense in the year that the options were granted. The Company's pro forma information is as follows:


                                     Three months ended         Six months ended
                                        June 30, 2003             June 30, 2003
                                        -------------             -------------

Pro forma net (loss)                     $1,011,812                $1,077,488
                                         ==========                ==========
Pro forma (loss) per share -
    Basic and diluted                       $0.39                     $0.51
                                            =====                     =====

NOTE 5.  RELATED PARTY TRANSACTIONS

On March 7, 2003, and as subsequently amended on August 14, 2003, the Company entered into a three-year employment agreement with its Chief Executive Officer. The agreement calls for the following:

                         2003                  2004                  2005
                         ----                  ----                  ----
Base Salary            $350,000              $400,000              $450,000
Bonus             $50,000 - $100,000    $50,000 - $100,000    $50,000 - $100,000
Stock Options            1,336                 1,336                 1,336

In addition, the agreement calls for stock awards of up to 56,000 shares of either common stock or preferred stock based upon the Company reaching certain milestones.


NOTE 6.  SUBSEQUENT EVENT

Subsequent to June 30, 2003 holders of stock options exercised options for 980,000 shares of common stock, from which the Company received proceeds of approximately $200,000.

Subsequent to June 30, 2003 the Company issued 260,000 shares of common stock with a fair market value of $54,000 to consultants in exchange for services to be provided through October 2003.


NOTE 7.  USE OF FORM S-8 REGISTRATION STATEMENTS

During the period ended June 30, 2003 the Company filed three registration statements on Form S-8 with the Securities and Exchange Commission ("Commission") registering shares of its common stock for issuance to certain employees and consultants under stock option plans. The Company issued 504,400 shares of common stock to employees pursuant to these registration statements through June 30, 2003. Subsequent to June 30, 2003 the Company filed an additional Form S-8 and issued 980,000 shares of common stock pursuant to these registration statements.

The Company issued the shares directly to a broker-dealer on behalf of the employee. The broker dealer, in turn, sold the shares on behalf of the employee. Of these proceeds from stock sales, 85% was remitted to the Company and the remainder, less brokerage fees and commissions, was remitted to the employee. During the period ended June 30, 2003 the Company received an aggregate of $140,536 from the broker-dealer. Subsequent to June 30, 2003 the Company received an aggregate of approximately $200,000 from the broker-dealer. The substance of the transactions is capital raising, which violates the provisions related to the uses of Form S-8 registration statements and the stock option plans themselves. The Company could be subject to Commission enforcement proceedings related to these violations.

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

The Company and Mark Ellis entered into an Employment Agreement on March 7, 2003, which was subsequently amended on August 14, 2003, whereby Mr. Ellis will serve as the Company's President and Chief Executive Officer. The Employment Agreement has a three year term and provides for an annual salary and cash bonuses to be paid to Mr. Ellis, and provides for the granting of annual stock options, an automobile allowance and health and life insurance benefits.

RESULTS OF OPERATIONS

GENERAL

As of December 31, 2002 all operations of the Company had ceased.

QUARTER ENDED JUNE 30, 2003

REVENUES

The Company had no revenues for the quarter ended June 30, 2003.

COSTS AND EXPENSES

General and administrative expenses for the quarter ended June 30, 2003 and 2002 were $52,225 and $277,759, respectively. The decrease in general and administrative expenses is primarily due to the cessation of the Company's business operations in 2002.

During the six months ended June 30, 2003 the Company issued 840,000 shares of common stock with a fair market value of $797,566 to consultants in exchange for services to be provided through March 2004. The shares were issued at their fair market value ranging from $0.002 to $0.02 per share on the date the Company agreed to issue the shares. The Company has recorded deferred compensation of $111,333 for services to be received subsequent to June 30, 2003.

During the six months ended June 30, 2003 the Company issued 2,600,000 shares of common stock with a fair market value of $740,000 to its Chief Executive Officer as a bonus and in lieu of cash compensation. The shares were issued at their fair market value ranging from $0.001 to $0.002 per share on the date the Company agreed to issue the shares. The Company has recorded deferred compensation of $640,000 for services to be received subsequent to June 30, 2003.

During the six months ended June 30, 2003 holders of stock options exercised options for 504,400 shares of common stock (see below). The Company received proceeds of $140,536 and recognized compensation expense of $26,000 related to the exercise of these options for the six months ended June 30, 2003.

During the six months ended June 30, 2003 a shareholder of the Company forgave amounts due to him in the amount of $11,675, which the Company recorded as a capital contribution.

Net loss for the Company was $849,112 for the quarter ended June 30, 2003 and $222,090 for the quarter ended June 30, 2002. The decrease in net loss is due to the cessation of the Company's business operations in 2002.


LIQUIDITY AND CAPITAL RESOURCES

The Company has not conducted any business activities during the quarter ended June 30, 2003 except for preparing and filing its ongoing reporting requirements under the Securities Act of 1933, as amended. It is not currently known when business activities will commence. It is anticipated that approximately $50,000 in cash flow will be required over the next twelve months to continue to prepare and file the required reports with the Securities and Exchange Commission. The cash flow is currently being funded by the Company's President, Chief Executive Officer and Director, and proceeds from stock sales.

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

The Company has experienced losses from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the three months ended June 30, 2003 the Company incurred a net loss of $849,112.
At June 30, 2003, the Company had working capital and stockholders' deficits of $440,466.

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

                          PART II -- OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

     On September 30, 2002, the Company was served a lawsuit from Daniel F. Warden, on behalf of Daniel Hartman seeking the payment of $18,573.74 for a promissory note entered into between Mr. Hartman and the Company relating to the purchase of WBConnect, LLC of which Mr. Hartman was a principal. The lawsuit also seeks payment of interest on the note and attorney's fees. The Company responded requesting dismissal of the lawsuit citing the terms of the Asset Purchase Agreement, to which the Promissory Note was attached, which state that disputes are to be resolved by the American Arbitration Association. The Company received a response to its request from Mr. Warden stating that as Mr. Hartman was not a party to the signing of the Asset Purchase Agreement, his promissory note is not covered by the terms of the Asset Purchase Agreement. The Company believes that the Promissory Note is covered by the terms of the Asset Purchase Agreement as the Promissory Note represented Mr. Hartman's liabilities as a Principal of WBConnect and as the liabilities. The Company is currently negotiating with the above-referenced party to settle the lawsuit.

     On November 7, 2002 the Company was served a lawsuit from Rhidian Orr, on behalf of Stephen Runkel seeking the payment of $6,370.47 for a promissory note entered into between Mr. Runkel and the Company relating to the purchase of WBConnect, LLC of which, Mr. Runkel was a principal. The lawsuit also seeks payment of interest on the note and attorney's fees. The Company responded requesting dismissal of the lawsuit citing the terms of the Asset Purchase Agreement, to which the Promissory Note was attached, which state that disputes are to be resolved by the American Arbitration Association. The Company received a response to its request from Mr. Warden stating that as Mr. Runkel was not a party to the signing of the Asset Purchase Agreement, his promissory note is not covered by the terms of the Asset Purchase Agreement. The Company is currently negotiating with the above-referenced party to settle the lawsuit.


ITEM 2.  CHANGES IN SECURITIES.

     During the period ended June 30, 2003 the Company filed three registration statements on Form S-8 with the Securities and Exchange Commission ("Commission") registering shares of its common stock for issuance to certain employees and consultants under stock option plans. The Company issued 504,400 shares of common stock to employees pursuant to these registration statements through June 30, 2003. Subsequent to June 30, 2003 the Company filed an additional Form S-8 and issued 980,000 shares of common stock pursuant to these registration statements.

     The Company issued the shares directly to a broker-dealer on behalf of an employee. The broker dealer, in turn, sold the shares on behalf of the employee. Of these proceeds from stock sales, 85% was remitted to the Company and the remainder, less brokerage fees and commissions, was remitted to the employee. During the period ended June 30, 2003 the Company received an aggregate of $140,536 from the broker-dealer. Subsequent to June 30, 2003 the Company received an aggregate of approximately $200,000 from the broker-dealer.


ITEM 3.  DEFAULTS IN SENIOR SECURITIES

     Not Applicable


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 9, 2003, the board of directors of the Company unanimously declared the advisability of, and recommended that the shareholders adopt, a 1-for-250 reverse stock split of the issued shares of the Company's Common Stock, and a change in the par value per share of its Common Stock and Preferred Stock from $.0001 per share to no par value per share, as described in Articles of Amendment (the "Amendment"). As of June 9, 2003, and, as amended, as of July 11, 2003, the reverse stock split, embodied in the Amendment, was adopted by the written consent of holders of a majority of the voting rights represented by the Company's outstanding shares of Common Stock and Preferred Stock entitled to vote thereon in accordance with Section 607.0704 of the Florida Business Corporation Act (the "FBCA"). The board of directors decided to obtain the written consent of the holders of a majority of the voting rights represented by the Company's outstanding shares of stock entitled to vote upon the Amendment in order to eliminate the costs and management time required to hold a special meeting of shareholders and to implement the reverse stock split in a timely manner. The reverse stock split was effected through the Amendment, which was filed and accepted by the Florida Secretary of State on June 9, 2003, with an initial delayed effective date of July 8, 2003 and amended on or about July 16, 2003, with an amended effective date of August 17, 2003. Notification of the approval of the reverse split by the majority shareholder was provided to the non-consenting shareholders as required by Section 607.0704(3) of the FBCA pursuant to an Information Statement which has been filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended.


ITEM 5.  OTHER INFORMATION.

     Not Applicable


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

        (a) Exhibits. The following Exhibits are furnished as part of this report:

             Exhibit 31 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

             Exhibit 32 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


        (b)  Reports on Form 8-K.

             None.

                                   SIGNATURES
                                   ----------

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      INDIGINET, INC.


Dated:  August 25, 2003               By: /s/ Mark Ellis
                                          --------------------------------------
                                          Mark Ellis, Chief Executive Officer