Form 10QSB
period 2003-09-30
INDIGINET INC/FL
filed 2003-11-19
CIK 1132686

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 30549

                                   FORM 10-QSB

                                   (Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
                                      1934

                For the quarterly period ended September 30, 2003

      [ ] TRANSACTION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

                        For the transition period from to

                         COMMISSION FILE NUMBER: 0-32333

                                 INDIGINET, INC.
        (Exact name of small business issuer as specified in its charter)


               FLORIDA                                65-0972865
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)

5000 BIRCH STREET, SUITE 3000, NEWPORT BEACH, CALIFORNIA             92660
       (Address of principal executive offices)                    (Zip Code)


        5000 BIRCH STREET, SUITE 3000, NEWPORT BEACH, CALIFORNIA     92660
             (Address of principal executive offices)     (Zip Code)

                                 (949) 476-3711
                           (Issuer's telephone number)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
The number of shares outstanding of each of the issuer's classes of common equity, as of October 21, 2003 was 40,360,894 shares of common stock.
Transitional Small Business Disclosure Format (Check one): Yes [ ]   No [X]

                                                TABLE OF CONTENTS


                                                                                                        Page Number
Part I.  Financial Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            3
Item I.  Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            3
          Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2003 and 2002 .            3
          Statements of Operations (Unaudited) for the Three Months Ended September 30, 2003 and 2002
          and For the Nine Months Ended September 30, 2003 and 2002  . . . . . . . . . . . . . . . . .            4
          Balance Sheet as of September 30, 2003 (Unaudited) . . . . . . . . . . . . . . . . . . . . .            5
          Notes to financial statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            6
Item 2. Management's Discussion and Analysis of Financial Condition and Analysis or Plan of Operation             9
Item 3. Controls and Procedures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           12
Part II. Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           11
Item 1. Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           11
Item 2. Changes in Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           11
Item 3. Defaults upon Senior Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           11
Item 4. Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . . . . .           11
Item 5. Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           11
Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           12
Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           12
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002  . . . . . . . . . . . . . . .           13
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002  . . . . . . . . . . . . . . .           14
CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002  . . . . . . . . . . . . . . .           15
CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002  . . . . . . . . . . . . . . .           16

                         PART 1 - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1 - FINANCIAL STATEMENTS
-----------------------------

The Company's interim financial statements have not been audited by an independent public accountant. The Company's accountants have indicated that they intend to resign and, consequently, refused to issue their report.

                                InDigiNet, Inc.
                            Statement of Cash Flows
                                  (Unaudited)


                                                 For the nine months ended
                                                       September 30,
                                                     2003         2002
                                                  -----------  -----------

OPERATING ACTIVITIES:

                                                  -----------  -----------
   NET CASH (USED IN) OPERATING ACTIVITIES        $ (499,607)  $ (437,862)
                                                  -----------  -----------

INVESTING ACTIVITIES:
   Cash paid in disposal of operation                              (2,217)
   Business combinations, net of cash received                    (49,323)

                                                  -----------  -----------
   NET CASH (USED IN) INVESTING ACTIVITIES                        (51,540)
                                                  -----------  -----------

   Proceeds from exercise of stock options           515,479
   Proceeds from notes payable - related parties                  294,085
   Proceeds from notes payable                                    155,193
   Payments on notes payable                                      (35,210)
   Proceeds from stock subscriptions                               75,500

                                                  -----------  -----------
   NET CASH PROVIDED BY FINANCING ACTIVITIES         515,479      489,568
                                                  -----------  -----------

Net increase in cash                                  15,872          166

Cash at beginning of period                                -        3,876

                                                  -----------  -----------
Cash at end of period                             $   15,872   $    4,042
                                                  ===========  ===========


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


InDigiNet, Inc.
Statement of Operations
(Unaudited)


                                                           For the Three Months     For the Nine Months Ended
                                                            Ended September 30,          September 30,
                                                         ------------------------  --------------------------
                                                            2003         2002          2003          2002
                                                         -----------  -----------  ------------  ------------
REVENUES
   Technical services                                    $        -       93,761   $         -   $   124,722
   Product sales                                                  -       63,472             -       220,168
   Internet                                                       -       26,112             -       103,282
   Other                                                          -          472             -         2,900
                                                         -----------  -----------  ------------  ------------
                                                                  -      183,817   $         -       451,072
                                                         -----------  -----------  ------------  ------------

COSTS AND EXPENSES
   Product costs                                                          95,259                     244,492
   Selling, general and administrative expenses             131,110      211,377       221,757       900,794
   Stock compensation                                       253,262            -     1,065,495             -
   Impairment of goodwill                                                      -                     390,338
                                                            384,372      306,636     1,287,252     1,535,624
                                                         -----------  -----------  ------------  ------------

Loss from operations                                       (384,372)    (122,819)   (1,287,252)   (1,084,552)

Other income (expense):
   Interest expense                                          (5,954)      (4,187)      (17,862)      (19,534)
   Gain on settlement of liabilities                         14,792                     14,792
                                                         -----------  -----------  ------------  ------------

  Income (loss) before income taxes                        (375,534)    (127,006)   (1,290,322)   (1,104,086)

  Income taxe benefit                                             -      142,000             -       142,000
                                                         -----------  -----------  ------------  ------------

  Loss before discontinued operations                      (375,534)      14,994    (1,290,322)     (962,086)

DISCONTINUED OPERATIONS

   Net income (loss) from operations of
      discontinued segment, net of income
      taxes (benefit) of $0, $142,000, $0, and $142,000           -      223,712             -       223,712

                                                         -----------  -----------  ------------  ------------
Net loss                                                 $ (375,534)  $  238,706   $(1,290,322)  $  (738,374)
                                                         ===========  ===========  ============  ============

PER SHARE INFORMATION -
   BASIC AND FULLY DILUTED
  Weighted average shares outstanding                     8,341,156    1,503,761     4,212,623     1,490,240
                                                         ===========  ===========  ============  ============

NET LOSS PER COMMON SHARE
   Profit (Loss) from operations                         $    (0.05)  $     0.01   $     (0.31)  $     (0.65)
   Loss from discontinued operations                                        0.15                        0.15
                                                         -----------  -----------  ------------  ------------
   Net loss                                              $    (0.05)  $     0.16   $     (0.31)  $     (0.50)
                                                         ===========  ===========  ============  ============


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                InDigiNet, Inc.
                                  Balance Sheet
                                  (Unaudited)


                                                                        September 30,
                                                                            2003
                                                                       ---------------
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                           $       15,872
   Other current assets                                                        10,000
                                                                       ---------------
Total current assets                                                           25,872

   Due from officer                                                           253,620

                                                                       ---------------
Total assets                                                           $      279,492
                                                                       ===============

LIABILITIES AND STOCKHOLDERS'  (DEFICIT)

CURRENT LIABILITIES
   Accounts payable and accrued expenses                                      147,300
   Accounts payable and accrued expenses - related parties                     34,299
   Notes payable - related parties                                            180,696
                                                                       ---------------

      Total current liabilities                                               362,295

Stockholders' (deficit)
   Preferred stock, no par value, 150,000,000 shares
      authorized, none issued or outstanding                                        -
   Preferred stock, Series A, convertible, redeemable, no par
      value, 50,000,000 shares authorized, non issued or outstanding                -
   Common stock, no par value 2,000,000,000 shares authorized,
      15,931,703 shares issued and 15,931,702 outstanding                   2,677,363
   Additional paid-in capital                                                 123,675
   Deferred compensation                                                     (614,337)
   Treasury stock, 1,000 shares, at cost                                      (16,500)
   Accumulated (deficit)                                                   (2,253,004)
                                                                       ---------------
      Total stockholder's (deficit)                                           (82,803)

                                                                       ---------------
Total liabilities and stockholders' (deficit)                          $      279,493
                                                                       ===============


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                 InDigiNet, Inc.
                        Notes to the Financial Statements
                               September 30, 2003
                                   (Unaudited)

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

The accompanying financial statements for the period ended September 30, 2002 were consolidated with the Company's wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. As of December 31, 2002 the Company had disposed of all wholly-owned subsidiaries.

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

The Company has experienced losses from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the nine months ended September 30, 2003 the Company incurred a net loss of $1,290,322 At September 30, 2003 the Company had negative working capital of $336,423 and a stockholders' deficit of $82,803

The Company's ability to continue as a going concern is contingent upon its ability to secure financing and attain profitable operations. In addition, the Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates.

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

During the nine months ended September 30, 2003 the Company issued 1,428,400 shares of common stock with a fair market value of $901,666 to consultants in exchange for services to be provided through March 2004. The shares were issued at their fair market value ranging from $0.002 to $0.02 per share on the date the Company agreed to issue the shares. The Company has recorded deferred compensation of $74,337 for services to be received subsequent to September 30, 2003.

                                 InDigiNet, Inc.
                        Notes to the Financial Statements
                               September 30, 2003
                                   (Unaudited)

During the nine months ended September 30, 2003 the Company issued 2,600,000 shares of common stock with a fair market value of $740,000 to its Chief Executive Officer as a bonus and in lieu of cash compensation. The shares were issued at their fair market value ranging from $0.001 to $0.002 per share on the date the Company agreed to issue the shares. The Company has recorded deferred compensation of $540,000 for services to be received subsequent to September 30, 2003.

During the nine months ended September 30, 2003 holders of stock options exercised options for 8,411,600 shares of common stock (see below). The Company received proceeds of $515,478 and recognized compensation expense of $92,167 related to the exercise of these options for the nine months ended September 30, 2003.

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

Summarized information relative to the Company's stock option plan is as follows:


                                                      Number    Weighted Average
                                                    of Shares    Exercise Price
                                                    ---------    --------------

Outstanding at December 31, 2002                           -        $     -
Granted                                             9,564,000          0.07
Exercised                                          (9,444,400)         0.07
Forfeited                                                  -              -
                                                    --------

Outstanding at September 30, 2003                    119,600        $  0.07
                                                    ========



The exercise price of all outstanding shares as of September 30, 2003 is $0.25.

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

For purpose of pro forma disclosure, the estimated fair value of the options is charged to expense in the year that the options were granted. The Company's pro forma information is as follows:


                                     Three months ended        Nine months ended
                                     September 30, 2003       September 30, 2003
                                     ------------------       ------------------

Pro forma net (loss)                     $xxxxxxxxx                $xxxxxxxxx
                                         ==========                ==========
Pro forma (loss) per share -
    Basic and diluted                       $0.xx                     $xxxx
                                            =====                     =====

                                 InDigiNet, Inc.
                        Notes to the Financial Statements
                               September 30, 2003
                                   (Unaudited)

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

During the nine months ended September 30, 2003, the Company settled a notes payable to a related party in the amount of $117,006 for 1,500,000 shares of common stock with an estimated value of $105,000.

During the nine months ended September 30, 2003 a shareholder of the Company forgave amounts due to him in the amount of $11,675, which the Company recorded as a capital contribution.

NOTE 6. SUBSEQUENT EVENT

Subsequent to September 30, 2003 holders of stock options exercised options for 45,800,000 shares of common stock, from which the Company received proceeds of approximately $70,000.

Subsequent to September 30, 2003 the Company issued 4,500,000 shares of common stock with a fair market value of $45,000 to consultants in exchange for services to be provided through December 2003.

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

PERIOD ENDED SEPTEMBER 30, 2003

REVENUES

The Company had no revenues for the quarter ended September 30, 2003.

COSTS AND EXPENSES

Three months ended September 30, 2003 compared to the three months ended
------------------------------------------------------------------------
September 30, 2003
------------------

During the three months ended September 30, 2003, the Company had no revenue and thus no product costs. During the three months ended September 30, 2002, product costs were $95,529.

During the three months ended September 30, 2003, selling, general, and administrative expenses were $131,110 compared to $211,377 during the comparable period of the prior year. These expenses decreased due to the Company's cessation of operations.

Also during the three months ended September 30, 2003, stock compensation was $253,262, compared to $0 in the prior period. The increase is due to the stock option plans and consulting agreements which were initiated in the current year.

During the three months ended September 30, 2003, interest expense was $5,954, an increase of $1,767 compared to the three months ended September 30, 2002. The increase is due to higher debt levels in the three month period of the current year.

Also during the three months ended September 30, 2003, the Company recorded a gain of $14,792 from settling accounts payable and notes payable obligations. There was no such gain in the prior period.

To record the effect of the disposal of our subsidiary, Fox Telecommunication, the company recorded a gain of $223,712, net of applicable income Taxes of $142,000.

Due to the above reasons, the Company's net loss was ($375,534) for the three months ended September 30, 2003, compared to a net income of $223,712 during the three months ended September 30, 2002.

Six months ended September 30, 2003 compared to the six months ended September
------------------------------------------------------------------------------
30, 2003
--------

During the six months ended September 30, 2003, the Company had no revenue and thus no product costs. During the six months ended September 30, 2002, product costs were $244,492.

During the six months ended September 30, 2003, selling, general, and administrative expenses were $221,757 compared to $900,794 during the comparable period of the prior year. These expenses decreased due to the Company's cessation of operations.

Also during the six months ended September 30, 2003, stock compensation was $1,065,495, compared to $0 in the prior period. The increase is due to the stock option plans and consulting agreements which were initiated in the current year.

During the six months ended September 30, 2003, interest expense was $17,862, a
decrease of $1,672 compared to the six months ended September 30, 2002.   The
decrease is due to lower debt levels in the six month period of the current year.

Also during the six months ended September 30, 2003, the Company recorded a gain of $14,792 from settling accounts payable and notes payable obligations. There was no such gain in the prior period.

To record the effect of the disposal of our subsidiary, Fox Telecommunication, the company recorded a gain of $223,712, net of applicable income Taxes of $142,000.

Due to the above reasons, the Company's net loss was ($1,290,322) for the six months ended September 30, 2003, compared to a net loss of $738,374 during the six months ended September 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

The Company has not conducted any business activities during the quarter ended September 30, 2003 except for preparing and filing its ongoing reporting requirements under the Securities Act of 1933, as amended. It is not currently known when business activities will commence. It is anticipated that approximately $50,000 in cash flow will be required over the next twelve months to continue to prepare and file the required reports with the Securities and Exchange Commission. The cash flow is currently being funded by the Company's President, Chief Executive Officer and Director, and proceeds from stock sales.

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

The Company has experienced losses from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the nine months ended September 30, 2003 the Company incurred a net loss of $1,290,322. At September 30, 2003, the Company had working capital and stockholders' deficits of $82,803.

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

ITEM 3: CONTROLS AND PROCEDURES
-------------------------------

As of September 30, 2003, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.
In connection with the evaluation by management, including our Chief Executive Officer and Chief Financial Officer, of our internal control over financial reporting, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ended September 30, 2003 were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. CHANGES IN SECURITIES.

None.

ITEM 3. DEFAULTS IN SENIOR SECURITIES

None.

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

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits.

EXHIBIT NO.  IDENTIFICATION OF EXHIBIT
-----------  -------------------------
     3(i) *  Amended and Restated Articles of Incorporation of the Company incorporated by reference from the Company's Form 10-SB12G, filed February 09, 2001.
    3.(ii)*  Bylaws of the Company, as amended. and incorporated by reference from the Company's
             Form 10-SB12G, filed February 09, 2001.
     31.1**  Certification of Mark Ellis, Chief Executive Officer of Indiginet, Inc., pursuant to 18 U.S.C.
             Sec. as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
     31.2**  Certification of Mark Ellis, Chief Financial Officer of Indiginet, Inc. pursuant to 18 U.S.C.
             Sec.1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
     32.1**  Certification of Mark Ellis, CEO of Indiginet, Inc., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002
     32.2**  Certification of Mark Ellis, Chief Financial Officer of Indiginet, Inc., pursuant to 18 U.S.C.
             Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002.

*  Previously Filed
** Filed Herewith

(b)  Reports on Form 8-K.

None.

                                   SIGNATURES
                                   ----------

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:     November 19, 2003
INDIGINET, INC.



                                        By /s/ Mark Ellis
                                           --------------
                                           Mark Ellis, Chief Executive Officer