Form 10QSB/A
period 2003-09-30
INDIGINET INC/FL
filed 2004-01-09
CIK 1132686

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 30549

                                  FORM 10-QSB/A

                                (AMENDMENT NO. 1)

                                   (Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                      1934

                For the quarterly period ended September 30, 2003

      [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                        For the transition period from to

                         COMMISSION FILE NUMBER: 0-32333

                                 INDIGINET, INC.
        (Exact name of small business issuer as specified in its charter)

                FLORIDA                                   65-0972865
    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                   Identification No.)

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

                                EXPLANATORY NOTE

     On  November 19, 2003, we filed with the Securities and Exchange Commission
(SEC) our quarterly report on Form 10-QSB for the quarterly period ended September 30, 2003. This quarterly report on Form 10-QSB/A is being filed to:

     - include a new Exhibit 3(ii) ("Articles of Amendment to the Company's Articles of Incorporation")

     - Reclassify previously advanced funds by the Company to its President, Chief Executive Officer and Controlling shareholder of $253,620 from Officer Advances to Officer Compensation

     - Include information about certain transactions, which were unintentionally omitted from the previously filed Form 10-QSB.

     - Item 2. "Management's Discussion and Analysis or Plan of Operation" has been revised to reflect certain transactions. See "Overview of Certain Acquisitions and Other Transactions."

     - Item 6. "Exhibits and Reports on Form 8-K" has been revised to include the Articles of Amendment to the registrant's Articles of Incorporation. The subject matter of the amendment is discussed in
          Item 4 "Submission of Matters to a Vote of Security Holders." See
          Exhibit 3(ii) hereto.

     IT IS IMPORTANT TO NOTE THAT THIS RESTATED FILING HAS A MATERIAL EFFECT ON OUR FINANCIAL STATEMENTS AND ACCOMPANYING NOTES FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002.

     Except as described above, no other changes have been made to our Quarterly Report on Form 10-QSB. For the convenience of the reader and as required under SEC rules, this Form 10-QSB/A sets forth the complete text of Items 2 and 6 rather than just the amended portions thereof. To preserve the nature and character of the disclosures set forth in these Items as originally filed, this Form 10-QSB/A continues to speak as of November 19, 2003, and we have not updated the disclosures in this Form 10-QSB/A to speak as of a later date or to reflect events which occurred at a later date. For Items not modified herein, reference should be made to our Quarterly Report on Form 10-QSB as filed with the SEC on November 19, 2003. The filing of this Form 10-QSB/A is not an admission that our Quarterly Report on Form 10-QSB, when made, knowingly included any untrue statement of a material fact or omitted to state a material fact necessary to make the statements made therein not misleading.

                                TABLE OF CONTENTS

                                                                     Page Number
Part I.   Financial Information . . . . . . . . . . . . . . . . . . . . . . . .4
Item I.   Condensed Financial Statements. . . . . . . . . . . . . . . . . . . .4
          Condensed Consolidated Balance Sheet as of September
          30, 2003 (Unaudited). . . . . . . . . . . . . . . . . . . . . . . . .4
          Condensed Consolidated Statements of Losses (Unaudited)
          for the Three Months Ended September 30, 2003 and 2002
          and For the Nine Months Ended September 30, 2003 and 2002 . . . . . .5
          Condensed Consolidated Statements of Cash Flows
          (Unaudited) for the Nine Months Ended September 30,
          2003 and 2002 . . . . . . . . . . . . . . . . . . . . . . . . . . . .6
          Notes to Condensed Consolidated Financial Statements. . . . . . . . .7
Item 2. Management's Discussion and Analysis of Financial Condition and
        Analysis or Plan of Operation . . . . . . . . . . . . . . . . . . . . 11
Item 3. Controls and Procedures . . . . . . . . . . . . . . . . . . . . . . . 13
Part II. Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . 13
Item 1. Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . 13
Item 2. Changes in Securities . . . . . . . . . . . . . . . . . . . . . . . . 13
Item 3. Defaults upon Senior Securities . . . . . . . . . . . . . . . . . . . 13
Item 4. Submission of Matters to a Vote of Security Holders . . . . . . . . . 13
Item 5. Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . 13
Item 6. Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . 13
Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 . . . CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 . . . CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 . . . CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 . . .

                         PART 1 - FINANCIAL INFORMATION
                         ------------------------------

ITEM  1  -  FINANCIAL  STATEMENTS
---------------------------------



                                   INDIGINET, INC
                        CONDENSED CONSOLIDATED BALANCE SHEET
                                 SEPTEMBER 30, 2003
                                    (Unaudited)



                                                                       ------------
                            ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                           $    15,872
   Other current assets                                                     10,000
                                                                       ------------
Total current assets                                                        25,872

   Due from officer

                                                                       ------------
Total assets                                                           $    25,872
                                                                       ============

      LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses                                   147,300
   Accounts payable and accrued expenses - related parties                  34,300
   Notes payable - related parties                                         180,696
                                                                       ------------

      Total current liabilities                                            362,296

Deficiency in stockholders' Equity
   Preferred stock, no par value, 150,000,000 shares
      authorized, none issued or outstanding                                     -
   Preferred stock, Series A, convertible, redeemable, no par
      value, 50,000,000 shares authorized, non issued or outstanding             -
   Common stock, no par value 2,000,000,000 shares authorized,
      15,931,703 shares issued and 15,931,702 outstanding                2,677,363
   Additional paid-in capital                                              123,675
   Deferred compensation                                                  (614,337)
   Treasury stock, 1,000 shares, at cost                                   (16,500)
   Accumulated (deficit)                                                (2,506,625)
                                                                       ------------
      Total Deficiency in Stockholders' Equity                            (336,424)

                                                                       ------------
Total liabilities and deficiency in stockholders' equity               $    25,872
                                                                       ============



     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                               FINANCIAL STATEMENTS.

                                           INDIGINET, INC.
                             CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
                                             (Unaudited)

                                                For the Three Months Ended  For the Nine Months Ended
                                                       September 30,              September 30,
                                                     2003         2002          2003         2002

COSTS AND EXPENSES

   Selling, general and administrative expenses   $  384,631   $        -   $   475,378   $        -
   Stock compensation                                253,262            -     1,065,495            -
                                                  -----------  -----------  ------------  -----------

                                                     637,993            -     1,540,873            -

Loss from operations                                (637,993)           -    (1,540,873)           -

Other income (expense):
   Interest expense                                   (5,954)           -       (17,862)           -
   Gain on settlement of liabilities                  14,792            -        14,792            -
                                                  -----------  -----------  ------------  -----------

  Income (loss) before income taxes                 (629,155)           -    (1,543,943)           -

  Income tax benefit                                       -            -             -            -
                                                  -----------  -----------  ------------  -----------

 Loss before discontinued operations                (629,155)           -    (1,543,943)           -

DISCONTINUED OPERATIONS

   Net income (loss) from operations of
      discontinued segment, net of income
      taxes (benefit)                                      -      238,706             -     (738,374)

                                                  -----------  -----------  ------------  -----------
Net income ( loss)                                $ (629,155)  $  238,706   $(1,543,943)  $ (738,374)
                                                  ===========  ===========  ============  ===========

PER SHARE INFORMATION -
   BASIC AND FULLY DILUTED
  Weighted average shares outstanding              8,341,156    1,503,761     4,212,623    1,490,240
                                                  ===========  ===========  ============  ===========

NET LOSS PER COMMON SHARE
   Profit (Loss) from operations                  $    (0.08)  $     0.00   $     (0.37)  $    (0.00)
   Loss from discontinued operations                                 0.16                      (0.50)
                                                  -----------  -----------  ------------  -----------
   Net loss                                       $    (0.08)  $     0.16   $     (0.37)  $    (0.50)
                                                  ===========  ===========  ============  ===========



  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED  FINANCIAL STATEMENTS.

                                 INDIGINET, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                 For the nine months ended
                                                       September 30,
                                                     2003        2002
                                                  ----------  -----------
OPERATING ACTIVITIES:

                                                  ----------  -----------
   NET CASH (USED IN) OPERATING ACTIVITIES        $(499,607)  $ (437,862)
                                                  ----------  -----------

INVESTING ACTIVITIES:
   Cash paid in disposal of operation                             (2,217)
   Business combinations, net of cash received                   (49,323)

                                                  ----------  -----------
   NET CASH (USED IN) INVESTING ACTIVITIES                       (51,540)
                                                  ----------  -----------

   Proceeds from exercise of stock options          515,479
   Proceeds from notes payable - related parties                 294,085
   Proceeds from notes payable                                   155,193
   Payments on notes payable                                     (35,210)
   Proceeds from stock subscriptions                              75,500

                                                  ----------  -----------
   NET CASH PROVIDED BY FINANCING ACTIVITIES        515,479      489,568
                                                  ----------  -----------

Net increase in cash                                 15,872          166

Cash at beginning of period                               -        3,876

                                                  ----------  -----------
Cash at end of period                             $  15,872   $    4,042
                                                  ==========  ===========




    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS.

                                 INDIGINET, INC
            NOTES TO THE CONDENSED CONSOLIDATED  FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (Unaudited)

NOTE  A  -  SUMMARY  OF  ACCOUNTING  POLICIES

General
-------

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America for a complete set of financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from developmental stage operations for the nine-month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. The unaudited condensed consolidated financial statements should be read in conjunction with the December 31, 2002 financial statements and footnotes thereto included in the Company's Securities and Exchange Commission Form 10-KSB.

Business  and  Basis  of  Presentation
--------------------------------------

Indiginet, Inc. (the "Company"), was incorporated under the laws of the State of Florida on September 24, 1997. The Company is inactive with no operations and is seeking to merge or acquire an interest in business opportunities.

During the nine months ended September 30, 2002 the Company generated revenues through providing Internet dial-up and high-speed connection, web hosting and design, and network sales and installation. As of December 31, 2002 the Company had abandoned this business and began is seeking strategic alternatives. Accordingly, operating results of discontinued operations for the three and nine months ended September 30, 2002 are reflected as discontinued operations.


The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiaries, all of which are inactive. Significant intercompany transactions have been eliminated in consolidation.


Reclassification
----------------

Certain reclassifications have been made to conform to prior periods' data to the current presentation. These reclassifications had no effect on reported losses.

Stock  Based  Compensation
--------------------------

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2002 and for the subsequent periods.

Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net loss and losses per share would have been as follows:

                                                                      For the nine month ended
                                                                            September 30,
                                                                          2003         2002
                                                                      ------------  ----------
Net loss - as reported                                                $(1,543,943)  $(738,374)
Add: Total stock based employee compensation expense as reported
under intrinsic value method (APB. No. 25)                                      -           -
Deduct: Total stock based employee compensation expense as reported
under fair value based method (SFAS No. 123)                                    -           -
                                                                      ------------  ----------
Net loss - Pro Forma                                                  $(1,543,943)  $(738,374)
Net loss attributable to common stockholders - Pro forma              $(1,543,943)  $(738,374)
Basic (and assuming dilution) loss per share - as reported            $      (.37)  $    (.50)
Basic (and assuming dilution) loss per share - Pro forma              $      (.37)  $    (.50)


New  Accounting  Pronouncements
-------------------------------

In  April  2003,  the  FASB  issued  Statement of Financial Accounting Standards
(SFAS) No. 149, AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS 149 amends SFAS No. 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires that contracts with similar characteristics be accounted for on a comparable basis. The provisions of SFAS 149 are effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 will not have a material impact on the Company's results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY. SFAS 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The adoption of SFAS 150 will not have a material impact on the Company's results of operations or financial position.


NOTE  B  -  CAPITAL  STOCK

COMMON  STOCK
-------------

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

During the nine months ended September 30, 2003 holders of stock options exercised options for 6,442,000 shares of common stock under the Company's Employee Stock Incentive Plan (see Note C). The Company received proceeds of $515,478 and recognized compensation expense of $92,167 related to the exercise of these options for the nine months ended September 30, 2003.

All valuations of the above shares are based on the stock price at the date of issue, which did not differ materially from the value of the services that were rendered by the consultants under the contracts.


NOTE  C  -  STOCK  OPTIONS  AND  WARRANTS

During  the  nine  months ended September 30, 2003,  the Company authorized four
(4) Employee Stock Incentive Plans ("ESIP") for 2003 and Non-Employee Director and Consultant's Retainer Stock Plans ("NDCRSP") for 2003. The purpose of the ESIP is to provide stock incentive to employees of the Company. Under the ESIP plans, employees are entitled to purchase shares for no less than 80% of the market price of the company's common stock. Shares issued under the plan are approved by the Compensation Committee of the Company's Board of Directors.

The purpose of the NDRCSP's, is to attract non-employee directors and consultants who capable of improving the success of the Company by providing a direct economic interest to Company performance. Under the terms of this plan, non employee directors or consultants may be compensated through the issuance of Company stock at a deemed value of $0.0009 per share. The plan is administered by the Compensation Committee of the Company's Board of Directors.

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to shareholders and employees at September 30, 2003.

                                                    Weighted
                                    Number of   Average Exercise
                                     Shares     ----------------
                                     ------           Price
                                                      -----
Outstanding at January 1, 2002              -   $               -
                                   ===========  =================
Granted                                     -                   -
Exercised                                   -                   -
Cancelled                                   -                   -
                                   -----------  -----------------
Outstanding at January 1, 2003              -                   -
                                   ===========  =================
Granted                             6,946,400                 .02
Exercised                          (6,946,400)                .02
Cancelled                                   -                   -
                                   -----------
Outstanding at September 30, 2003           -   $              02
                                   ===========  =================


The weighted-average fair value of stock options granted to employees during the period ended September 30, 2003 and 2002 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:


                                              2003   2002
                                              -----  -----
Significant assumptions (weighted-average):
    Risk-free interest rate at  grant date     2.0%  2.0 %
    Expected stock price volatility            318%  318 %
    Expected dividend payout                     -       -
    Expected option life-years (a)               -       -

(a)The  expected  option life is based on contractual expiration dates.

If the Company recognized compensation cost for the non-qualified employee stock option plan in accordance with SFAS No. 123, the Company's pro forma net loss and net loss per share would have been $ (1,543,943) and $(0.37) for the nine months ended September 30, 2003 and $( 738,374) and $(0.50) for the nine months ended September 30, 2002, respectively.

NOTE  D  -  RELATED  PARTY  TRANSACTIONS

On March 7, 2003, and as subsequently amended on August 14, 2003, the Company entered into a three-year employment agreement with its Chief Executive Officer. The agreement calls for the following:

                      2003                 2004                 2005
               -------------------  -------------------  -------------------
Base salary    $           350,000  $           400,000  $           450,000
Bonus          $50,000 to $100,000  $50,000 to $100,000  $50,000 to $100,000
Stock Options                1,336                1,336                1,336


Through the nine months ended September 30, 2003, the Company has paid the Company's Chief Executive Officer in the form of cash and the Company's common stock substantially in excess of his employment agreement.

In addition, the agreement calls for stock awards of up to 56,000 shares of either common stock or preferred stock based upon the Company reaching certain milestones.

During the nine months ended September 30, 2003, the Company settled a notes payable to a related party in the amount of $117,006 for 1,500,000 shares of common stock with an estimated fair value of $105,000.

During the nine months ended September 30, 2003 a shareholder of the Company forgave amounts due to him in the amount of $11,675, which the Company recorded as a capital contribution.

NOTE  E  -  SUBSEQUENT  EVENT

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

OVERVIEW OF CERTAIN ACQUISITIONS AND OTHER TRANSACTIONS

The registrant and Mark Ellis entered into an Employment Agreement on March 7, 2003, which was subsequently amended on August 14, 2003, whereby Mr. Ellis will serve as the registrant's President and Chief Executive Officer. The Employment Agreement has a three year term and provides for an annual salary and cash bonuses to be paid to Mr. Ellis, and provides for the granting of annual stock options, an automobile allowance and health and life insurance benefits.

On September 9, 2003, the registrant entered into a Settlement of Promissory Notes Agreement with Clinton J. Wilson. Clinton J. Wilson owned three promissory notes with a total amount due of $143,601, made by the registrant, which were due as of September 2003. Pursuant to the Settlement of Promissory Notes Agreement, Clinton J. Wilson agreed to convert the three promissory notes into 1,500,000 shares of the registrant's common stock.

On September 18, 2003, the registrant entered into a Settlement of Legal Fees Agreement with Eric P. Littman, P.A. Pursuant to the Settlement of Legal Fees Agreement, Eric P. Littman, P.A. agreed to accept $500 in settlement of an outstanding legal bill owed by the registrant.

RESULTS OF OPERATIONS

GENERAL

As of December 31, 2002 all previous operations of the Company had ceased.

On February 24, 2003, control of the Company changed to Mark Ellis, the Company's current President, Chief Executive Officer and Chief Financial
Officer. Since the change in the Company's control in February, 2003, the Company has been is inactive with no operations. The Company is seeking to merge or acquire an interest in business opportunities.

Effective with the change in control of the Company, the Company's activities have focused on:

     - Maintaining the Company's registration status and filing the required reports under the Securities Exchange of 1934

     - Filing four (4) registration statements on SEC Form S-8 under the Securities Act of 1933 and receiving the aggregate proceeds of $ 515,479 from the registrations



NINE MONTHS ENDED SEPTEMBER 30, 2003

REVENUES

As of December 31, 2002 all operations of the Company had ceased. During the nine months ended September 30, 2003, the Company has undertaken no revenue producing activities., and accordingly recognized no revenues.

COSTS AND EXPENSES

During the nine months ended September 30, 2003, the Company incurred general and administrative expenses of $ 475,378. These expenses consisted primarily of officers' compensation and professional fees. In addition, the Company issued $1,065,495 of the Company's common stock to consultants and employees in exchange for services. The Company valued the shares issued at the fair market value of the Company's shares at the time the services were performed , which represents the fair value of the services received which did not differ materially from the value of the stock issued.

During the nine months ended September 30, 2003, interest expense was $ 17,862, reflecting the debt service costs associated with the Company's previous borrowings.

THREE MONTHS ENDED SEPTEMBER 30, 2003

REVENUES

As of December 31, 2002 all operations of the Company had ceased. During the three months ended September 30, 2003 , the Company has undertaken no revenue producing activities., and accordingly recognized no revenues.

COSTS  AND  EXPENSES


During the three months ended September 30, 2003, the Company incurred general and administrative expenses of $ 384,631. These expenses consisted primarily of officers' compensation and professional fees. In addition, the Company issued $ 274,562 of the Company's common stock to consultants and employees in exchange for services. The Company valued the shares issued at the fair market value of the Company's shares at the time the services were performed, which represents the fair value of the services received which did not differ materially from the value of the stock issued.

During the three months ended September 30, 2003, the Company recorded a gain of $14,792 from settling previously recognized debts.

During the three months ended September 30, 2003, interest expense was $5,954, reflecting the debt service costs associated with the Company's previous borrowings.



LIQUIDITY AND CAPITAL RESOURCES

The Company has not conducted any business activities during the quarter ended September 30, 2003 except for preparing and filing its ongoing reporting requirements under the Securities Exchange Act of 1934 It is not currently known when business activities will commence. It is anticipated that approximately $50,000 in cash flow will be required over the next twelve months to continue to prepare and file the required reports with the Securities and Exchange Commission. The cash required to fund the Company's current level of operations has been funded by the proceeds from sales of the Company's common stock. During the nine months ended September 30, 2003, the Company has received $515,479 in the form of proceeds from the sale of its common stock pursuant to four (4) registration statements on SEC Form S-8. the Company used
those  funds to meet ongoing operating expenses and disbursed        $347,000 to
its Chief Executive Officer in the form of compensation under the Company's employment agreement with the Company. Through the nine months ended September 30, 2003, the Company has paid the Company's Chief Executive Officer in the form of cash and the Company's common stock substantially in excess of his employment agreement.


We anticipate incurring operating losses over the next twelve months. Our lack of operating history makes predictions of future operating results difficult to ascertain.

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits.

By adjusting its operations and development to the level of capitalization , management believes it has sufficient capital resources to meet projected cash flow deficits through the next twelve months . However, if thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations , liquidity and financial condition.


GOING  CONCERN

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced losses from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the nine months ended September 30, 2003 the Company incurred a net loss of $ 1,543,943 At September 30, 2003, the Company had working capital and stockholders' deficits of $ 336,424.

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

ITEM  3:  CONTROLS  AND  PROCEDURES
-----------------------------------

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


ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

EXHIBIT NO.                            IDENTIFICATION OF EXHIBIT
-----------                            -------------------------

     3(i) *  Amended and Restated Articles of Incorporation of the Company incorporated by reference from the Company's Form 10-SB12G, filed February 09, 2001.
    3(ii)**  Articles of Amendment to the Articles of Incorporation of the Company as filed with the
             Florida Secretary of State on July 11, 2003, with an amended effective date of August 17,
             2003.
   3.(iii)*  Bylaws of the Company, as amended. and incorporated by reference from the Company's
             Form 10-SB12G, filed February 09, 2001.
     31.1**  Certification of Mark Ellis, Chief Executive Officer of Indiginet, Inc., pursuant to 18 U.S.C.
             Sec. as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
     31.2**  Certification of Mark Ellis, Chief Financial Officer of Indiginet, Inc. pursuant to 18 U.S.C.
             Sec.1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
     32.1**  Certification of Mark Ellis, CEO of Indiginet, Inc., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002
     32.2**  Certification of Mark Ellis, Chief Financial Officer of Indiginet, Inc., pursuant to 18 U.S.C.
             Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002.

*   Previously Filed
**  Filed Herewith

(b)  Reports on Form 8-K.

None.

                                   SIGNATURES
                                   ----------

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  January 7, 2004
                                          INDIGINET, INC.



                                          By /s/ Mark Ellis
                                             ----------------------------
                                             Mark Ellis, Chief Executive Officer