Form 10KSB
period 2003-12-31
INDIGINET INC/FL
filed 2004-03-30
CIK 1132686

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              ----------------------------------------------------

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ________

                           COMMISSION FILE NO. 0-32333


                                 INDIGINET, INC.
               (Exact name of issuer as specified in its charter)

             (Exact name of registrant as specified in its charter)


                  FLORIDA                                     65-0972865
                  -------                                     ----------
     (State or other jurisdiction of                      (I.R.S. Employer
      incorporation or organization)                      Identification No.)

5000 BIRCH STREET, SUITE 3000, NEWPORT BEACH, CALIFORNIA        92660
       (Address of principal executive offices)               (Zip Code)

       Registrant's telephone number, including area code: (949) 476-3711

Securities registered under Section 12(b)
   of the Exchange Act:                     NONE

Securities registered under Section 12(g)
   of the Exchange Act:                     COMMON STOCK, NO PAR VALUE PER SHARE
                                                       (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The registrant's revenues for its most recent fiscal year were $0.

         The aggregate market value of the 321,777,407 shares of voting common stock held by non-affiliates of the registrant was approximately $1,930,664, based on the closing sale price of the common stock on March 29, 2004 of $.0.006 per share as reported by the OTC Bulletin Board. The calculation of such market value should not be construed as an admission or conclusion by the registrant that any person is in fact an affiliate of the registrant.

         The total number of shares of common stock issued and outstanding as of March 29, 2004 was 325,381,007.


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

FORWARD-LOOKING STATEMENTS

         Statements in this Form 10-KSB Annual Report may be "forward-looking statements." Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by our management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and probably will, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this Form 10-KSB Annual Report, including the risks described under "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in other documents which we file with the Securities and Exchange Commission.

         In addition, such statements could be affected by risks and uncertainties related to our financial condition, factors that affect the internet industry, market and customer acceptance, competition, government regulations and requirements and pricing, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10- KSB Annual Report.

         Indiginet stands for Integrating Digital Networks. We specialize in the consultation, design, implementation and support of voice, data, Internet and wireless applications to small and mid-sized enterprises (SMEs). We provide our services over third party networks enabling us to offer a comprehensive suite of services without the capital burden of building a communication network. Our strategy is to acquire the customer bases of smaller, single-service communication companies and specific distressed assets. We then plan to expand the breadth of the customer's services to grow revenue and enhance profitability.

         Based on recent studies, the country's 7.4 million SMEs currently lag significantly in the utilization of IT and data communications, including Internet access, web services, business software and e-commerce. We provide small to mid-sized business with an integrated communication solution. We will offer voice, data, local, long distance and wireless services to business customers utilizing best in class vendor equipment and deliver over managed third party networks enabling us to deliver a comprehensive suite of services as the single point of contact to resolve issues and payment of services without the capital burden of building a communication network infrastructure. Our strategy is to acquire customer bases from smaller, single market, single product focused communication system service providers and expand the breadth of their services to grow revenue and enhance profitability.

OUR ORGANIZATION

         Indiginet, Inc., a Florida corporation, formerly October Project 1 Corp., was formed on September 24, 1997. On September 6, 2000 we changed our name to Indiginet, Inc. During 2001 and 2002 the Company marketed and distributed telecommunications and internet services and products . The Company's efforts to develop the business failed , and as of December 31, 2002 all previous operations of the Company had ceased.

         On February 24, 2003, control of the Company changed to Mark Ellis, the Company's current Chairman of the Board of Directors, President, Chief Executive Officer and Chief Financial Officer. Since the change in the Company's control in February, 2003, the Company has been is inactive with no operations. The Company is seeking to merge or acquire an interest in business opportunities.

         Effective with the change in control of the Company, our activities have focused on:

Maintaining our registration status and filing the required reports under the Securities Exchange of 1934

         o Filing four (4) registration statements on SEC Form S-8 under the Securities Act of 1933 and receiving the aggregate proceeds of $ 1,283,162 from the registrations.

POSSIBLE VIOLATIONS OF SECURITIES LAWS

         ON APRIL 17, MAY 29, JUNE 20 AND AUGUST 13 OF 2003, WE FILED REGISTRATION STATEMENTS ON FORM S-8 WITH THE SEC. THE TERMS OF THE STOCK PLANS REGISTERED ON EACH OF OUR 2003 FORM S-8S INCLUDED ANTI-DILUTION CLAUSES, PROVIDING FOR A CHANGE IN THE AMOUNT OF SECURITIES TO BE ISSUED TO PREVENT DILUTION RESULTING FROM STOCK SPLITS, DIVIDENDS, OR OTHER CHANGES IN CAPITALIZATION. ALL FOUR FORM S-8S FILED DURING 2003 WERE PREPARED BY OUR THEN COUNSEL AND INCLUDED ITS OPINION THAT THE SHARES SUBJECT TO THE PLANS WERE VALIDLY ISSUED, FULLY PAID AND NON-ASSESSABLE.

         ON AUGUST 18, 2003, WE IMPLEMENTED A REVERSE SPLIT OF OUR COMMON STOCK AT THE RATE OF 250 PRE-CONSOLIDATION SHARES OF OUR COMMON STOCK TO EVERY ONE POST-CONSOLIDATION SHARE OF OUR COMMON STOCK. ACTING ON THE ADVICE OF OUR THEN COUNSEL, WE THEN ISSUED SHARES UNDER OUR FOUR S-8 PLANS TO VARIOUS PARTIES, WITHOUT GIVING EFFECT TO THE ANTI-DILUTION PROVISIONS OF THE PLANS. IN EFFECT, WE ISSUED 303,511,200SHARES MORE UNDER OUR S-8 PLANS THAN WE WERE AUTHORIZED TO ISSUE AS A RESULT OF THE REVERSE SPLIT OF OUR COMMON STOCK. AS SUCH, 303,511,200 S-8 SHARES WERE ISSUED WHICH MAY HAVE BEEN IN VIOLATION OF SECTION 5 OF THE SECURITIES ACT AND STATE SECURITIES LAWS.

         IN THE EVENT THAT ANY OF THE EXEMPTIONS FROM REGISTRATION WITH RESPECT TO THE ISSUANCE OF SUCH SECURITIES UNDER THE SECURITIES ACT AND APPLICABLE STATE SECURITIES LAWS WERE NOT AVAILABLE, WE MAY FACE EXPOSURE TO CLAIMS BY FEDERAL AND STATE REGULATORS FOR ANY SUCH VIOLATIONS. IN ADDITION, IF ANY PURCHASER OF OUR SECURITIES WERE TO PREVAIL IN A SUIT RESULTING FROM A VIOLATION OF THE SECURITIES ACT OR APPLICABLE STATE SECURITIES LAWS WITH RESPECT TO THE UNAVAILABILITY OF SUCH EXEMPTION, WE COULD BE LIABLE TO RETURN THE AMOUNT PAID FOR SUCH SECURITIES WITH INTEREST THEREON, LESS THE AMOUNT OF ANY INCOME RECEIVED THEREON, UPON TENDER OF SUCH SECURITIES, OR FOR DAMAGES IF THE PURCHASER NO LONGER OWNS THE SECURITIES. AS OF THE DATE OF THIS ANNUAL REPORT, WE ARE NOT AWARE OF ANY ALLEGED SPECIFIC VIOLATION OR THE LIKELIHOOD OF ANY CLAIM. THERE CAN BE NO ASSURANCE THAT LITIGATION ASSERTING SUCH CLAIMS WILL NOT BE INITIATED, OR THAT WE WOULD PREVAIL IN ANY SUCH LITIGATION.

Company History

         On October 31, 2001, we entered into an Agreement for the Exchange of common stock with SBSI/Cyberspeedway, Inc. ("SBSI"), whereby SBSI became our wholly owned subsidiary. As consideration for the SBSI common stock, we paid $50,000 and issued 416,666 shares of common stock to the former shareholders of SBSI. SBSI is a systems Integrator and ISP and is located in Scottsdale, Arizona. Pursuant to the terms of the Agreement for the Exchange of common stock, we guaranteed a minimum price of 12 cents per share for 60 days after the closing. As of January 2, 2002, our stock price for the preceding 60 day period averaged 10 cents per share and accordingly, we issued an additional 83,334 shares of our common stock to the shareholders of SBSI/Cyberspeedway.

         On January 1, 2002, we executed a stock purchase agreement with Fox Telecommunications, Inc. ("Fox"), a Colorado limited liability company. As a result of that agreement, we acquired 20,000 shares of Fox's common stock, no par value per share, which shares constituted all of the issued and outstanding shares of Fox, for the total purchase price of $250,000 , consisting of $100,000 paid on March 7, 2002 with an additional promissory note for $125,000, and 250,000 shares of our common stock valued at $25,000.

         On August 19, 2002, we entered into a settlement agreement and release with Fox and its president, Anthony Fox, effective retroactively as of July 1, 2002, to dispose of our Fox subsidiary. Pursuant to the terms of the settlement agreement, Fox (i) assumed ownership from us of all of Fox's assets and liabilities, (ii) returned to us the 250,000 shares of the our common stock, and
(iii) voided a $125,000 promissory note payable by us to Fox.

         On January 29, 2002, we executed an asset purchase agreement with Wireless Broadband Connect, LLC ("WB Connect"), a Colorado limited liability company. As a result of that Agreement, we acquired certain assets, properties and rights, tangible and intangible, owned by WB Connect in addition to certain liabilities.

         On September 30, 2002, our president, Clinton J. Wilson, resigned, citing, in writing, his reason being our failure to meet payroll and reimbursement of his business expenses. We accepted his resignation and have agreed to pay his accrued payroll and expenses as funds are raised.

         As of September 30, 2002, we shut down all operations in Denver, Colorado.

         As of September 30, 2002, we had ceased all sales efforts and had ceased all operations except for those of SBSI/Cyberspeedway. From October 1, 2002 through December 31, 2002 SBSI/Cyberspeedway continued to support its Internet access and web-hosting customers.

         As of December 31, 2002 all our operations had ceased and we entered into an Agreement with Jim Lane, the president of SBSI/Cyberspeedway releasing all assets of SBSI/Cyberspeedway to Jim Lane in exchange for past wages and expenses owed to Mr. Lane.

         On February 24, 2003, we entered into a share purchase agreement with Mark Ellis and Jeffrey Black providing for the purchase by Mr. Ellis from Mr. Black of 271,000,000 shares of our common stock, no par value, for a total purchase price of $20,000. As a result of this transaction, Mr. Ellis acquired at 71.99% beneficial ownership in us. On February 27, 2003, Mark Ellis was elected as our chief executive officer and sole director. Simultaneous with Mr. Ellis' election as our officer and director, Jeffrey Black and Jonathan Millersresigned an our officers and directors.

         On July 11, 2003, we filed an amendment to our articles of incorporation, which increased the authorized common stock to 2,000,000,000 shares of common stock and 200,000,000 shares of preferred stock.

         Effective August 17, 2003, we reverse split our common stock on the basis of one post-consolidation share for each 250 pre-consolidation shares.

         On October 28, 2003 we filed a certificate of designation of our Series A preferred stock with the Secretary of State of Florida. No shares of the Series A preferred stock have been issued at the time of filing of this Annual Report.

         MARKETS AND MARKETING

         We have begun to consider and investigate potential business opportunities. We are considered a development stage company and its principal business purpose now is to locate and consummate a merger or acquisition with a private entity. Because of our current status having limited assets and no recent operating history, in the event we do successfully acquire or merge with an operating business opportunity, it is likely that the Company's present shareholders will experience substantial dilution and there will be a probable change in control of the Company

         The Company is currently not engaged in an active trade or business and has never been able to move beyond the development stage since inception.

         EMPLOYEES

         As of the date of this Form 10-KSB, we had three full-time employees and three part-time employees.

ITEM 2.  DESCRIPTION OF PROPERTY.

         We rent approximately 2,384 square feet of space in Newport Beach, California from an unaffiliated party for $4,485 per month. The lease expires March 1, 2005. We have not acquired any properties.

ITEM 3.  LEGAL PROCEEDINGS.

         We are not currently a party to any legal proceedings required to be described in response to Item 103 of Regulation S-B.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

RISK FACTORS

         The risks described below are not the only ones that we face. Additional risks that are not yet known to us or that we currently think are immaterial could also impair our business, operating results or financial condition. Other information set forth in this report, including our financial statements and the related notes detail other risks affecting our business. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected.

RISKS RELATED TO OUR BUSINESS

OUR PAST FINANCIAL PERFORMANCE AND GOING CONCERN CONSIDERATIONS

         For the year ended December 31, 2003, we incurred net losses of $3,308,609. There is no assurance that we will be able to achieve or sustain significant periods of profitability in the future. We have experienced cash flow and liquidity problems in the past and may be dependent upon future financings in order to provide sufficient working capital to achieve its business goals.

         Our financial statements have been prepared assuming that we will continue operating as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Our ability to continue as a going concern is dependent upon several factors, including our raising additional capital, meeting the terms of our service commitments and achieving and maintaining profitable operations. As a result of the above, our independent auditors included a "going concern" paragraph with respect to the audited financial statements as of and for the year ended December 31, 2003. Although management believes that funds generated from anticipated operations will provide us with sufficient financial resources to fund its anticipated short-term cash flow requirements, there is no assurance that this will be the case, especially if we continue to sustain losses from operations.

WE HAD NO MEANINGFUL BUSINESS OPERATIONS

         We are still in the development stage and require substantial additional capital to continue and expand our operations. We will not receive enough operating revenues from our current operations to sustain our continued development unless we are able to obtain substantial additional financing. Although we believe that our estimates of the capital, personnel and facilities required for operations over the next 12 months are reasonable, since we have just recently commenced operations, it is not yet possible to determine the accuracy of such estimates. In formulating our business plan, we have relied upon the judgment of our sole officer and director. Because we have recently initiated operations, we have no basis, other than the opinion of our current management, on which to estimate the amount of revenues that our planned operations may generate or our operating or other expenses. We cannot assure you that our business strategy will be successful or that we will successfully address these risks or difficulties.

WE DEPEND ON CERTAIN KEY PERSONNEL AND COULD BE AFFECTED BY THE LOSS OF THEIR SERVICES

         We are currently managed by one executive officer and director. The loss of services of our key executive, or the inability to attract and retain additional qualified personnel, could materially and adversely affect us.

WE INTEND TO USE INDEPENDENT CONTRACTORS TO RECRUIT OUR CUSTOMERS WHO ARE LESS LIKELY THAN TRADITIONAL EMPLOYEES TO REMAIN WITH OUR COMPANY

         We currently use, and in the future intend to use, independent sales agents to sell our services. We believe that significant turnover among independent sales agents from year to year is typical of direct selling. Activities of the independent sales agent in obtaining new subscribers are particularly impacted by changes in the level of independent sales agent motivation, which in turn, can be positively or negatively affected by general economic conditions, modifications in the commission fees and in our marketing plan, and a number of intangible factors. Our ability to attract independent sales agents could be negatively affected by adverse publicity relating to us or our services or operations. Because of the number of factors that impact the recruiting of independent sales agents, we cannot predict when or to what extent such increases or decreases in the level of our independent sales agent retention will occur. In addition, the number of independent sales agents as a percentage of the population may reach levels that become difficult to exceed due to the finite number of persons inclined to pursue an independent direct selling business opportunity.

BECAUSE OUR SALES FORCE IS MADE UP OF INDEPENDENT CONTRACTORS, WE HAVE LESS CONTROL OVER THE ACTIONS OF OUR SALES FORCE

         Because our independent sales agents are classified as independent contractors, and not as our employees, we are unable to provide them with the same level of direction and oversight as our employees. While we expect to implement policies and rules governing the conduct of our independent sales agents and intend to periodically review the sales tactics of our agents, it will be difficult to enforce such policies and rules for our independent sales agents. Violations of these policies and rules may reflect negatively on us. Long distance carriers have been subject to complaints before the FCC and state public utility commissions regarding the unauthorized switching of subscribers' long distance carriers (also known in the industry as "slamming").

WE MAY NOT HAVE THE ABILITY TO DEVELOP STRATEGIC ALLIANCES, MAKE INVESTMENTS OR ACQUIRE ASSETS NECESSARY TO COMPLEMENT OUR EXISTING BUSINESS

         We may seek, as part of our business strategy, to continue to develop strategic alliances or to make investments or acquire assets or other businesses that will relate to and complement our existing business. We are unable to predict whether or when any planned or prospective strategic alliances or acquisitions will occur or the likelihood of a material transaction being completed on favorable terms and conditions. Our ability to finance strategic alliances and acquisitions may be constrained by our degree of leverage at the time of such strategic alliance or acquisition. We can make no assurances that any acquisition will be made or that we will be able to obtain financing needed to fund such acquisition.

         In addition, if we were to proceed with one or more significant strategic alliances, acquisitions or investments in which the consideration consists of cash, we could use a substantial portion of our available cash to consummate the strategic alliances, acquisitions or investments. The financial impact of strategic alliances, acquisitions and investments could have a material adverse effect on our business, financial condition and results of operations and could cause substantial fluctuations in our quarterly and yearly operating results. Furthermore, if we use our common stock as consideration for acquisitions our shareholders could experience dilution of their existing shares.

WE MAY NOT BE ABLE TO SUCCESSFULLY INTEGRATE ACQUIRED BUSINESSES AND OPERATIONS

         As part of our business strategy, we will seek to develop strategic alliances or acquire complementary assets or businesses. Any future acquisitions or strategic alliances would be accompanied by the risks commonly encountered in such transactions. Such risks include, among others:

         o The difficulty of assimilating the acquired operations and personnel;

         o The disruption of our ongoing business and diversion of resources and management time;

         o The inability to maximize our financial and strategic position by the successful incorporation of licensed or acquired technology and rights into our service offerings;

         o The inability of management to maintain uniform standards, controls, procedures and policies;

         o The risks of entering markets in which we have little or no direct prior experience; and

         o The impairment of relationships with employees or clients as a result of changes in management or otherwise arising out of such transactions.

         We can make no assurances that we will be able to successfully integrate acquired businesses or operations that we may acquire in the future.

AN ACTIVE TRADING MARKET FOR OUR STOCK MAY NOT DEVELOP

         Our stock is currently traded on the OTC Electronic Bulletin Board under the symbol "IDGE.OB." Typically, stocks traded on the OTC Bulleting Board or the pink sheets have very little liquidity, and therefore, it may be very difficult for purchasers of our common stock to liquidate their investments at a favorable price or at all.

THE MARKET PRICE OF OUR COMMON STOCK MAY FLUCTUATE SIGNIFICANTLY

         The market price of our common stock could be subject to significant fluctuations in response to:

         o        Variations in quarterly and yearly operating results;

         o        General trends in our industry, and

         o Changes in state or federal regulations affecting us or our industry.

         In addition, the stock market in recent years has experienced extreme price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of affected companies. Broad market fluctuations may adversely affect the market price of our common stock. Additionally, because our common stock is trading on the OTC Bulleting Board, a combination of limited liquidity and significant price fluctuations may prevent an investor from being able to liquidate their investment at a favorable price or at all.

         A limited number of stockholders have substantial control over us and could prevent stockholders from effecting corporate changes

         Mark Ellis, our president, sole director and chief executive officer beneficially owns approximately 1.13 percent of our outstanding common stock. Furthermore, Norstar Communications, a related party, owns over 51 percent of our outstanding common stock. This stockholder is able to significantly influence all matters requiring approval by our stockholders, including:


         o        The election of directors;

         o        Exercise of control over our business and policies; and

         o The approval of mergers or other business combination transactions.

         We have no present plans to pay dividends on our stock

         We have never declared or paid cash dividends on our common stock. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock in the future. Payment of any future dividends on our common stock will depend upon our earnings and capital requirements, the terms of our debt facilities and other factors that our board of directors considers appropriate.

OUR COMMON STOCK IS SUBJECT TO "PENNY STOCK" REGULATIONS WHICH IMPOSE SIGNIFICANT LIMITATIONS ON THE ABILITY OF BROKER-DEALERS TO ENTER TRADES IN OUR COMMON STOCK

         Our securities are subject to the penny stock rules. A "penny stock" is defined as a stock that has a price of $5.00 or less. The rules relating to "penny stocks" impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors. For example, the broker-dealer must deliver to its customer prior to effectuating any transaction, a risk disclosure document which sets forth information as to the risks associated with "penny stocks," information as to the salesperson, information as to the bid and ask prices of the "penny stock," the importance of the bid and ask prices to the purchaser, and investor's rights and remedies if the investor believes he/she has been defrauded. Also, the broker-dealer must disclose to the purchaser its aggregate commission received on the transaction, current quotations for the securities and monthly statements which provide information as to market and price information. In addition, for transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase and must have received the purchaser's written consent to the transaction prior to sale.

POSSIBLE VIOLATIONS OF SECURITIES LAWS

         ON APRIL 17, MAY 29, JUNE 20 AND AUGUST 13 OF 2003, WE FILED REGISTRATION STATEMENTS ON FORM S-8 WITH THE SEC. THE TERMS OF THE STOCK PLANS REGISTERED ON EACH OF OUR 2003 FORM S-8S INCLUDED ANTI-DILUTION CLAUSES, PROVIDING FOR A CHANGE IN THE AMOUNT OF SECURITIES TO BE ISSUED TO PREVENT DILUTION RESULTING FROM STOCK SPLITS, DIVIDENDS, OR OTHER CHANGES IN CAPITALIZATION. ALL FOUR FORM S-8S FILED DURING 2003 WERE PREPARED BY OUR THEN COUNSEL AND INCLUDED ITS OPINION THAT THE SHARES SUBJECT TO THE PLANS WERE VALIDLY ISSUED, FULLY PAID AND NON-ASSESSABLE.

         ON AUGUST 18, 2003, WE IMPLEMENTED A REVERSE SPLIT OF OUR COMMON STOCK AT THE RATE OF 250 PRE-CONSOLIDATION SHARES OF OUR COMMON STOCK TO EVERY ONE POST-CONSOLIDATION SHARE OF OUR COMMON STOCK. ACTING ON THE ADVICE OF OUR THEN COUNSEL, WE THEN ISSUED SHARES UNDER OUR FOUR S-8 PLANS TO VARIOUS PARTIES, WITHOUT GIVING EFFECT TO THE ANTI-DILUTION PROVISIONS OF THE PLANS. IN EFFECT, WE ISSUED 303,511,200SHARES MORE UNDER OUR S-8 PLANS THAN WE WERE AUTHORIZED TO ISSUE AS A RESULT OF THE REVERSE SPLIT OF OUR COMMON STOCK. AS SUCH, 303,511,200 S-8 SHARES WERE ISSUED WHICH MAY HAVE BEEN IN VIOLATION OF SECTION 5 OF THE SECURITIES ACT AND STATE SECURITIES LAWS.

         IN THE EVENT THAT ANY OF THE EXEMPTIONS FROM REGISTRATION WITH RESPECT TO THE ISSUANCE OF SUCH SECURITIES UNDER THE SECURITIES ACT AND APPLICABLE STATE SECURITIES LAWS WERE NOT AVAILABLE, WE MAY FACE EXPOSURE TO CLAIMS BY FEDERAL AND STATE REGULATORS FOR ANY SUCH VIOLATIONS. IN ADDITION, IF ANY PURCHASER OF OUR SECURITIES WERE TO PREVAIL IN A SUIT RESULTING FROM A VIOLATION OF THE SECURITIES ACT OR APPLICABLE STATE SECURITIES LAWS WITH RESPECT TO THE UNAVAILABILITY OF SUCH EXEMPTION, WE COULD BE LIABLE TO RETURN THE AMOUNT PAID FOR SUCH SECURITIES WITH INTEREST THEREON, LESS THE AMOUNT OF ANY INCOME RECEIVED THEREON, UPON TENDER OF SUCH SECURITIES, OR FOR DAMAGES IF THE PURCHASER NO LONGER OWNS THE SECURITIES. AS OF THE DATE OF THIS ANNUAL REPORT, WE ARE NOT AWARE OF ANY ALLEGED SPECIFIC VIOLATION OR THE LIKELIHOOD OF ANY CLAIM. THERE CAN BE NO ASSURANCE THAT LITIGATION ASSERTING SUCH CLAIMS WILL NOT BE INITIATED, OR THAT WE WOULD PREVAIL IN ANY SUCH LITIGATION.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Our common stock was listed on the OTC Electronic Bulletin Board under the symbol "IGTT.OB" until August 15, 2003. Beginning August 17, 2003, our common stock is listed on the OTC Electronic Bulletin Board under the symbol "IDGE.OB." Securities not included in the Nasdaq Small-CAP Market are covered by the Securities and Exchange Commission rule that imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell our securities, which will have an adverse effect on the ability of our security holders to sell their securities and the possibility of our ability to raise additional capital.

         Shown below is the average high bid and the average low offer as reported by the Pink Sheets on the last day of the quarter.

                                   HIGH            LOW
                                 --------       ---------
                2003
                ----
           First Quarter           $2.50           $0.50
           Second Quarter          $8.75           $0.25
           Third Quarter           $0.75          $0.015
           Fourth Quarter         $0.072          $0.001
                2002
                ----
           First Quarter          $17.50          $15.00
           Second Quarter         $30.00          $25.00
           Third Quarter           $7.50           $6.50
           Fourth Quarter          $2.50           $1.25

         The quotations listed above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The quotations listed above have been adjusted to reflect a 250-1 reverse split of our common stock which was effective August 17, 2003.

         As of December 31, 2003, we had 415 shareholders of record. This number does not reflect shareholders who beneficially own common stock held in nominee or "street name."

         We have not paid any dividends on our common stock since inception and we do not intend to pay any dividends on our common stock in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

         See Item 11 of this Annual Report.

RECENT SALES OF UNREGISTERED SECURITIES

         On April 17, May 29, June 20 and August 13 of 2003, we filed Registration Statements on Form S-8 with the SEC. The terms of the stock plans registered on each of our 2003 Form S-8s included anti-dilution clauses, providing for a change in the amount of securities to be issued to prevent dilution resulting from stock splits, dividends, or other changes in capitalization. All four Form S-8s filed during 2003 were prepared by our then counsel and included its opinion that the shares subject to the plans were validly issued, fully paid and non-assessable.

         On August 18, 2003, we implemented a reverse split of our common stock at the rate of 250 pre-consolidation shares of our common stock to every one post-consolidation share of our common stock. Acting on the advice of our then counsel, we then issued shares under our four S-8 plans to various parties, without giving effect to the anti-dilution provisions of the plans. In effect, we issued 303,511,200 shares more under our S-8 plans than we were authorized to issue as a result of the reverse split of our common stock. As such, 303,511,200 S-8 shares were issued which may have been in violation of Section 5 of the Securities Act and state securities laws.

         In the event that any of the exemptions from registration with respect to the issuance of such securities under the Securities Act and applicable state securities laws were not available, we may face exposure to claims by federal and state regulators for any such violations. In addition, if any purchaser of our securities were to prevail in a suit resulting from a violation of the Securities Act or applicable state securities laws with respect to the unavailability of such exemption, we could be liable to return the amount paid for such securities with interest thereon, less the amount of any income received thereon, upon tender of such securities, or for damages if the purchaser no longer owns the securities. As of the date of this Annual Report, we are not aware of any alleged specific violation or the likelihood of any claim. There can be no assurance that litigation asserting such claims will not be initiated, or that we would prevail in any such litigation.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

THIS ANNUAL REPORT ON FORM 10-KSB CONTAINS STATEMENTS WHICH CONSTITUTE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. DISCUSSION CONTAINING SUCH FORWARD-LOOKING STATEMENTS MAY BE FOUND IN THE MATERIAL SET FORTH BELOW AND UNDER "BUSINESS," AS WELL AS WITHIN THE ANNUAL REPORT GENERALLY. IN ADDITION, WHEN USED IN THIS ANNUAL REPORT, THE WORDS "BELIEVES," "ANTICIPATES," "EXPECTS," "PLANS," "INTENDS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS AND STATEMENTS OF EXPECTATIONS, PLANS AND INTENT ARE SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES. ACTUAL RESULTS IN THE FUTURE COULD DIFFER MATERIALLY FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS, AS A RESULT, AMONG OTHER THINGS, OF CHANGES IN TECHNOLOGY, CUSTOMER REQUIREMENTS AND NEEDS. WE UNDERTAKE NO OBLIGATION TO RELEASE PUBLICLY THE RESULTS OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS THAT MAY BE MADE TO REFLECT ANY FUTURE EVENTS OR CIRCUMSTANCES.

         Because we lack capital, an investment in us involves a very high degree of risk.

YEAR 2003 COSTS AND CHANGES IN FINANCIAL CONDITIONS

         As of the date of this report, we have not engaged in any business activities which provide cash flow, and have not recorded any revenues from operations.

         On December 30, 2003, we entered into an asset purchase agreement with Universal Broadband Communications, Inc. ("UBC") pursuant to which we purchased certain assets of UBC all of which were related to UBC's business of voice and data services (the "Acquisition"). We intend to use the assets acquired in the Acquisition to expand our customer base and product offerings. The total consideration paid by us in connection with the Acquisition consisted of 6,000,000 shares of our unregistered, restricted Series A preferred stock. The shares of our Series A preferred stock have not been issued at the time of filing of this Annual Report on Form 10-KSB. UBC is controlled by our sole officer and director, Mr. Mark Ellis.

         On December 30, 2003, we entered into an Asset Purchase Agreement with C2C Exchange, Inc. ("C2C"), pursuant to which we purchased substantially all of the assets of C2C all of which were related to C2C's business of website design, hosting and e-commerce. We intend to use the acquired assets to expand our customer base and product offerings. The total consideration paid by us in connection with the acquisition of C2C consisted of 5,000,000 shares of our unregistered, restricted Series A preferred stock. The shares of our Series A preferred stock have not been issued at the time of filing of this Annual Report on Form 10-KSB. C2C is controlled by our sole officer and director, Mr. Mark Ellis.

RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with, and is qualified in its entirety by, our Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report. Historical results are not necessarily indicative of trends in operating results for any future period.

         The statements contained in this Annual Report that are not historical facts are forward-looking statements that involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements in this Annual Report could differ materially from those stated in such forward-looking statements.

GENERAL

YEAR ENDED DECEMBER 31, 2003

         During the year ended December 31, 2003, we incurred an operating loss of $ 3,308,609 and no revenues. The loss featured, sales, marketing, general, administrative and interest expenses. In addition, the Company incurred an impairment charge in connection previously acquired goodwill of $474,503 in 2003 Our interest cost remains high as we continue to be advanced operating funds by our principal stockholders. Interest expense was $ 21,056 in 2003, interest expense was $ 22,331 in 2002.

REVENUES

         Net sales for discontinued operations for the years ended December 31, 2003 and 2002 were $0 and $870,273, respectively. As of December 31, 2003 we had no assets or liabilities related to operations.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses for the year ended December 31, 2003 and 2002 were $930,832 and $659,194, respectively. In 2002 in conjunction with the acquisition of Fox and WB we had as many as 24 employees which generated $399,000 in payroll expenses. With the acquisition and subsequent divestiture of Fox, we incurred $111,000 of legal and accounting fees. Non-cash compensation in for the year ended December 31, 2003 and 2002 was $1,911,680, and $0, respectively.

         Our net loss was $778,343 for the year ended December 31, 2002 and $169,414 for December 31, 2001. A large portion of this loss was mainly due to a write down of goodwill of 390,338 due to impairment.

LIQUIDITY AND CAPITAL RESOURCES

         As discussed by our accountants in the audited financial statements included in Item 7 of this Annual Report on Form 10-KSB, our revenue is currently insufficient to cover our costs and expenses.

         A critical component of our operating plan impacting our continued existence is the ability to obtain additional capital through additional equity and/or debt financing. We do not anticipate enough positive internal operating cash flow until such time as we can generate substantial additional revenues from direct sales of our product, which may take the next few years to fully realize. In the event we cannot obtain the necessary capital to pursue our strategic plan, we may have to cease or significantly curtail our operations. This would materially impact our ability to generate revenues. Our near term cash requirements are anticipated to be offset through the receipt of funds from private placement offerings and loans obtained through private sources. Since inception, we have financed cash flow requirements through debt financing. As we expand operational activities, we may continue to experience net negative cash flows from operations, pending receipt of sales revenues, and will be required to obtain additional financing to fund operations through common stock offerings and bank borrowings to the extent necessary to provide working capital.

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

GOING CONCERN

         Our auditors have requested we include the following note in our financial statement:

         The Company's consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

         The Company has experienced losses from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the years ended December 31, 2003 and 2002, the Company incurred net losses from continuing operations of $ 3,308,609, and $ 957,863, respectively. At December 31, 2003, the Company had a working capital and stockholders' deficit of $13,388.

         The Company's ability to continue as a going concern is contingent upon its ability to secure financing and attain profitable operations. The Company has experienced a change of control effective February 24, 2003 and is under new management. The Company is in the process of developing a business plan and pursuing financing.

         The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our possible inability to continue as a going concern.

ITEM 7.  FINANCIAL STATEMENTS.

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                       FINANCIAL STATEMENTS AND SCHEDULES

                           DECEMBER 31, 2003 AND 2002


                         FORMING A PART OF ANNUAL REPORT
                 PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934


                                 INDIGINET, INC.

                                 INDIGINET, INC.

                          INDEX TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


Report of Independent Certified Public Accountants                          F-1
Consolidated Balance Sheet at December 31, 2003 and 2002                    F-2
Consolidated Statements of Operations for the Years ended
   December 31, 2003 and 2002                                               F-3
Consolidated Statements of Stockholders' Equity (Deficiency)
   for the years ended December 31, 2003 and 2002                     F-4 - F-7
Consolidated Statements of Cash Flows for the Years ended
   December 31, 2003 and 2002                                         F-8 - F-9
Notes to Consolidated Financial Statements                          F-10 - F-28

                    RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
                          CERTIFIED PUBLIC ACCOUNTANTS

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Shareholders
Indiginet, Inc.
Newport Beach, CA

We have audited the accompanying consolidated balance sheets of Indiginet, Inc. (the "Company") as of December 31, 2003 and 2002 and the related consolidated statements of losses, deficiency in stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2003 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements for the year ended December 31, 2003 have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has incurred net losses since its inception. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                    /s/ RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
                                    --------------------------------------------
                                        Russell Bedford Stefanou Mirchandani LLP
                                        Certified Public Accountants


New York, New York
March 26, 2004

                                          Indiginet, Inc.
                                    Consolidated Balance Sheets
                                            December 31,

                                                                       2003               2002
                                                                  --------------     --------------
                                               ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                      $     276,880      $          --
   Prepaid expenses and  other                                            9,237                 --
                                                                  --------------     --------------
     Total current assets                                               286,117                 --

Property and equipment, at cost - net                                   405,497                 --
                                                                  --------------     --------------

     TOTAL ASSETS                                                 $     691,614      $          --
                                                                  ==============     ==============


                              LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
   Accounts payable and accrued expenses                          $     110,966      $     157,640
   Accounts payable and accrued expenses - related parties               26,108             44,814
   Notes payable - related party                                        162,431            297,702
                                                                  --------------     --------------
     Total current liabilities                                          299,505            500,156

COMMITMENTS AND CONTINGENCIES (Note 10)                                      --                 --

STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock, no par value, 150,000,000 and 15,000,000
      shares authorized, none issued or outstanding                          --                 --
   Preferred stock, Series A, convertible, redeemable, no par value, 50,000,000 shares authorized, 11,000,000 shares
      subscribed, 0 shares issued and outstanding                            --                 --
   Common stock, no par value 2,000,000,000 and 500,000,000
      shares authorized, 318,881,007 and 1,505,799 shares
      issued and 318,880,007 and 1,504,799 outstanding                4,434,587            367,026
   Additional paid-in capital                                                --            112,000
   Preferred stock subscribed                                           880,000                 --
   Deferred compensation                                               (634,687)                --
   Treasury stock, 1,000 shares, at cost                                (16,500)           (16,500)
   Accumulated (deficit)                                             (4,271,291)          (962,682)
                                                                  --------------     --------------
     Total stockholder's equity (deficit)                               392,109           (500,156)
                                                                  --------------     --------------

     TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                $     691,614      $          --
                                                                  ==============     ==============

       The accompanying notes are an integral part of these consolidated financial statements

                                          Indiginet, Inc.
                                 Consolidated Statements of Losses
                                  For the Years Ended December 31,

                                                                       2003               2002
                                                                  --------------     --------------
REVENUES                                                          $          --      $          --

COSTS AND EXPENSES
   General and administrative expenses                                  930,832            659,194
   Stock compensation                                                 1,911,680                 --
   Impairment of goodwill (Note 5)                                      474,503            390,338
                                                                  --------------     --------------

                                                                      3,317,015          1,049,532
                                                                  --------------     --------------

Loss from operations                                                 (3,317,015)        (1,049,532)

Other income (expense):
   Interest income (expense)                                            (21,056)           (22,331)
   Gain on settlement of liabilities                                     29,462                 --
                                                                  --------------     --------------

  Income (loss) before income taxes                                  (3,308,609)        (1,071,863)

  Income tax benefit                                                         --            114,000
                                                                  --------------     --------------

  Loss before discontinued operations                                (3,308,609)          (957,863)

DISCONTINUED OPERATIONS
   Net income (loss) from operations of discontinued segment, net of income taxes (benefit) of $0 for 2003 and
      $42,000 for 2002                                                       --            (73,445)
   Net gain on disposition of discontinued segment, net
      of income taxes $0 for 2003 and $161,000 for 2002                      --            252,965
                                                                  --------------     --------------

Net loss                                                          $  (3,308,609)     $    (778,343)
                                                                  ==============     ==============

PER SHARE INFORMATION -
   BASIC AND FULLY DILUTED
  Weighted average shares outstanding                                37,492,272          1,490,846
                                                                  ==============     ==============

NET LOSS PER COMMON SHARE
   Profit (Loss) from operations                                  $       (0.09)     $       (0.64)
Loss from discontinued operations                                            --              (0.05)
Gain on disposition of discontinued operations                               --               0.17
                                                                  --------------     --------------
   Net loss                                                       $       (0.09)     $       (0.52)
                                                                  ==============     ==============

       The accompanying notes are an integral part of these consolidated financial statements

                                                           Indiginet, Inc.
                                          Consolidated Statement of Stockholders' (Deficit)
                                              For the Two Years Ended December 31, 2003

                     Preferred Stock                                       Stock
                      Subscriptions       Common Stock        Additional   Subscr-
                     -------------- -------------------------   Paid-in    iption   Treasury    Deferred    Accumulated
                     Shares Amount      Shares       Amount     Capital      Due      Stock   Compensation   (Deficit)      Total
                     ------ ------- ------------- ----------- ---------- ---------- --------- ------------ ------------ ------------
Balance at December
  31, 2001              --      --     1,493,440  $   71,200  $      --  $ (11,900) $     --  $        --  $  (184,339) $  (125,039)

  Shares issued
  pursuant to asset
  purchase agreement
  with Wireless
  Broadband Connect,
  LLC                   --      --           240       5,040         --         --        --           --           --        5,040

  Shares issued
  pursuant to stock
  purchase agreement
  with Fox
  Telecommunications,
  Inc                   --      --         1,000      16,500         --         --        --           --           --       16,500

  Shares issued in
  exchange for note
  payable - related
  party                 --      --         8,004     179,900         --         --        --           --           --      179,900

  Treasury stock
  related to
  settlement agree-
  ment with Fox
  Telecommunications,
  Inc                   --      --        (1,000)     16,500         --         --   (16,500)          --           --           --

  Shares issued for
  services              --      --         3,115      77,886         --         --        --           --           --       77,886

  Subscription payment  --      --            --          --         --     11,900        --           --           --       11,900

  Capital
  contributions from
  shareholders          --      --            --          --    112,000         --        --           --           --      112,000

  Net (loss)            --      --            --          --         --         --        --           --     (778,343)    (778,343)

Balance at December
  31, 2002              --      --     1,504,799     367,026    112,000         --   (16,500)          --     (962,682)    (500,156)

Elimination of par
  value                 --      --            --     112,000   (112,000)        --        --           --           --           --

                       The accompanying notes are an integral part of these consolidated financial statements

                                                           Indiginet, Inc.
                                          Consolidated Statement of Stockholders' (Deficit)
                                           For the Years Ended December 31, 2003 and 2002

                     Preferred Stock                                       Stock
                      Subscriptions       Common Stock        Additional   Subscr-
                     -------------- -------------------------   Paid-in    iption   Treasury    Deferred    Accumulated
                     Shares Amount      Shares       Amount     Capital      Due      Stock   Compensation   (Deficit)      Total
                     ------ ------- ------------- ----------- ---------- ---------- --------- ------------ ------------ ------------
  Preferred shares
  subscribed pursuant
  to asset purchase
  agreement with C2C    --      --            --          --         --    400,000        --           --           --      400,000

  Preferred shares
  subscribed pursuant
  to asset purchase
  agreement with
  Universal Broadband
  Communications, Inc.  --      --            --          --         --    480,000        --           --           --      480,000

  Shares issued in
  exchange for note
  payable - related
  party                 --      --     1,500,000     105,000         --         --        --           --           --      105,000

  Shares issued in
  exchange for note
  payable - related
  party                 --      --     1,500,000      15,000         --         --        --           --           --       15,000

  Shares issued for
  services to
  consultants           --      --   164,380,000   1,584,760         --         --        --   (1,584,760)          --           --

  Shares issued for
  services to
  employees             --      --   147,395,208   1,510,801         --         --        --           --           --    1,510,801

  Shares issued for
  officer
  compensation          --      --     2,600,000     740,000         --         --        --     (740,000)          --           --

  Amortization of
  deferred
  compensation          --      --            --          --         --         --        --    1,690,073           --    1,690,073

  Net (loss)            --      --            --          --         --         --        --           --   (3,308,609)  (3,308,609)
                     ------ ------- ------------- ----------- ---------- ---------- --------- ------------ ------------ ------------
Balance at December
  31, 2003              --  $   --   318,880,007  $4,434,587  $   1,000  $ 880,000  $(16,500) $  (634,687) $(4,271,291) $   392,109
                     ====== ======= ============= =========== ========== ========== ========= ============ ============ ============

                     The accompanying notes are an integral part of these consolidated financial statements

                                              Indiginet, Inc.
                                   Consolidated Statements of Cash Flows
                                     For the Years Ended December 31,
                                                                                 2003             2002
                                                                             ------------     ------------
OPERATING ACTIVITIES
          Net (loss)                                                         $(3,308,609)     $  (778,343)
          Adjustments to reconcile net (loss) to net cash (used in)
          operating activities:
             Gain on settlement of notes payable and accrued expenses            (26,676)              --
             Gain on settlement of accounts payable and accrued expenses          (2,786)              --
             Impairment of goodwill                                              474,503          390,338
             Depreciation                                                             --            1,728
             Stock issued for services                                         1,911,680           77,886
             Net gain on disposition of discontinued segment                          --         (413,965)
             Change in allowance for bad debt                                         --            6,994
          Changes in:
             Accounts receivable                                                      --           29,873
             Accounts receivable - related party                                      --               40
             Inventory                                                                --           12,659
             Prepaid expenses                                                     (9,237)          18,862
             Deposits                                                                 --            1,536
             Bank overdraft                                                           --          (15,419)
             Accounts payable                                                       (343)         252,471
             Accounts payable  and accrued liabilities - related parties         (44,814)          25,231
             Deferred revenue                                                         --          (10,062)
             Other current liabilities                                                --           (6,822)
                                                                             ------------     ------------
                 Net cash (used in) operating activities                      (1,006,282)        (406,993)

INVESTING ACTIVITIES
      Acquisition of Fox Telecommunications, Inc., net of cash received               --          (49,323)
                                                                             ------------     ------------
                 Net cash (used in) investing activities                              --          (49,323)

FINANCING ACTIVITIES
      Proceeds from exercise of stock options                                  1,283,162               --
      Proceeds from notes payable - related parties                                   --          293,750
      Proceeds from notes payable                                                     --           70,000
      Payments on notes payable - related parties                                     --          (35,210)
      Capital contributions                                                           --          112,000
      Proceeds from stock subscription receivable                                     --           11,900
                                                                             ------------     ------------
                 Net cash provided by financing activities                     1,283,162          452,440
                                                                             ------------     ------------

                 NET INCREASE (DECREASE) IN CASH                                 276,880           (3,876)

                 CASH AT BEGINNING OF YEAR                                            --            3,876
                                                                             ------------     ------------

                 CASH AT END OF YEAR                                         $   276,880      $        --
                                                                             ============     ============

SUPPLEMENTAL CASH FLOWS INFORMATION:
      Cash for paid for:
          Interest                                                           $        --      $    15,974
                                                                             ============     ============
          Income taxes                                                       $        --      $        --
                                                                             ============     ============

SUPPLEMENTAL DISCLOSURE OF
  NON-CASH INVESTING AND FINANCING ACTIVITIES
      Conversion of note payable -related party into common stock            $   105,000      $   179,900
                                                                             ============     ============
      Conversion of accounts payable and accrued expenses - related
         parties into notes payable - related parties                        $    15,000      $    44,078
                                                                             ============     ============
      Issuance of promissory note pursuant to stock purchase agreement       $        --      $   125,000
                                                                             ============     ============
      Cancellation of note payable pursuant to settlement agreement          $        --      $   125,000
                                                                             ============     ============
      Acquisition of treasury stock                                          $        --      $    16,500
                                                                             ============     ============
      Issuance of common stock pursuant to asset and stock
         purchase agreements                                                 $        --      $    21,540
                                                                             ============     ============
      Subscription due of Series A Convertible Preferred Stock
         for equipment                                                       $   880,000      $        --
                                                                             ============     ============

          The accompanying notes are an integral part of these consolidated financial statements

                                 INDIGINET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


1.       GOING CONCERN BASIS OF ACCOUNTING

As shown in the accompanying financial statements, the Company has incurred significant losses. Prior to December 31, 2002, the Company generated revenues through providing Internet dial-up and high-speed connection, web hosting and design, and network sales and installation. The Company has experienced losses from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. As of December 31, 2002 the Company had abandoned this business and began is seeking strategic alternatives. For the years ended December 31, 2003 and 2002, the Company incurred net losses of $3,308,609 and $778,343, respectively. At December 31, 2003 and 2002, the
Company had negative working capital of $13,388 and $500,156, respectively. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company's ability to continue as a going concern is contingent upon its ability to secure financing and attain profitable operations. The Company has experienced a change of control effective February 24, 2003 and is under new management. In addition, the Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates. During 2003, the Company financed its operations entirely with $1.5 million of proceeds from the exercise of options to acquire its common stock.

The Company's existence is dependent upon management's ability to develop profitable operations and resolve its liquidity problems. Management anticipates the Company will attain additional equity investment in the Company. The accompanying consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

In order to improve the Company's liquidity, the Company is actively pursing additional equity financing through discussions with investment bankers and private investors. There can be no assurance the Company will be successful in its effort to secure additional equity financing or resolving of its liquidity problems.

The accompanying financial statements do not include any adjustments to the amounts and classification of assets and liabilities that would result if the Company were unable to continue as a going concern.

2.       THE COMPANY

InDigiNet, Inc. (the "Company") was incorporated as October Project 1 Corp. in the State of Florida on September 24, 1997 and on September 7, 2000 changed its name to Indiginet, Inc. During the year ended December 31, 2002 the Company generated revenue through providing Internet dial-up and high-speed connection, web hosting and design, and network sales and installation. As of December 31, 2002 the Company had abandoned this business plan and is seeking strategic alternatives. As of December 31, 2002 all operations of the Company had ceased. During the year ended December 31, 2003, the Company has undertaken no revenue producing activities and recognized no revenues. The Company is inactive with no operations and is seeking to merge or acquire an interest in business opportunities.

The accompanying financial statements for the year ended December 31, 2002 were consolidated with the Company's wholly owned subsidiaries through the date of divestiture (See Note 6). As of December 31, 2002, the Company had disposed of all wholly-owned subsidiaries. Significant inter-company transactions have been eliminated in consolidation.

                                 INDIGINET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


3.       SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS
The Company considers cash on hand, deposits in banks, and short-term investments purchased with an original maturity date of three months or less to be cash and cash equivalents. The carrying amounts reflected in the balance sheets for cash and cash equivalents approximate the fair values due to short maturities of these instruments.

PROPERTY AND EQUIPMENT
Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using straight-line methods over the estimated useful lives of the assets, principally three to five years, or the term of the lease, if shorter, for leasehold improvements.

On December 30, 2003, the Company completed the acquisition of certain items of property and equipment in transactions with two companies controlled by Indiginet President and Chief Executive Officer (the "Asset Acquisitions"). Pursuant to the Asset Acquisitions, Indiginet acquired property and equipment valued at approximately $405,497 in exchange for a total of 11,000,000 shares of Indiginet's Series-A Convertible Preferred Stock. These assets were valued at their historical net book value at the time of the acquisition, which approximates their fair value . For the year ended December, 31, 2003, the Company did not record depreciation because the fixed assets were idle.

REVENUE RECOGNITION AND DEFERRED REVENUE
The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized:
(1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. Internet connection fees are billed in advance and recognized over the period for which services are provided. Technical services revenues are recognized when services, as described in the contract, have been completed. Equipment revenue is recognized when both title and risk of loss transfers to the customer, provided that no significant obligations remain. For the year ended December 31, 2003, the Company did not generate any revenues; all operations have been discontinued as of December 31, 2002.

ADVERTISING
The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred no material advertising costs in 2003 and 2002.

INCOME TAXES
Income taxes are provided based on the liability method for financial reporting purposes in accordance with the provisions of Statements of Financial Standards No. 109, "Accounting for Income Taxes". Under this method deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be removed or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date.

SEGMENT INFORMATION
The Company adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131") in the year ended December 31, 1998. SFAS 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The information disclosed herein, materially represents all of the financial information related to the Company's principal operating segment.

IMPAIRMENT OF LONG-LIVED ASSETS
The Company has adopted Statement of Financial Accounting Standards No. 144 (SFAS 144). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended

                                 INDIGINET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


3.       SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

period. The Company evaluates the recoverability of long-lived assets based upon forecasted undercounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. SFAS No. 144 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

On December 30, 2003, the Company completed the Asset Acquisitions whereby the Company acquired property and equipment with a book value of $405,497 in exchange for 11,000,000 shares of the Company's Series-A Convertible Preferred Stock. This stock was valued at a total of $880,000 based upon the average closing price of the underlying shares of common stock for the ten business days immediately preceding the acquisitions. The difference between the book value of $405,497 and the $880,000 value assigned to the Series-A Convertible Preferred Stock, or $474,503, was charged to operations during the period ending December 31, 2003.

STOCK-BASED COMPENSATION
The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees", and related interpretations, in accounting for its stock option plans. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No.123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123 which are included in Note 17. The Company has also adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2003 and for the subsequent periods.

In accordance with EITF 96-18 the measurement date to determine fair value was the date at which a commitment for performance by the counter party to earn the equity instrument was reached. The Company valued the shares issued for consulting services at the rate which represents the fair value of the services received which did not differ materially from the value of the stock issued.

BASIC AND DILUTED LOSS PER SHARE
The basic loss per share is computed by dividing loss to common stockholders by the weighted average number of shares of Common Stock outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if the Company's dilutive outstanding stock options were exercised. Common equivalent shares totaling 220,000,000 and 0 as of December 31, 2003 and 2002 are not included in the per share calculations of diluted loss per share since the effect of their inclusion would be anti-dilutive.

USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

CONCENTRATIONS OF CREDIT RISKS
Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.

RECLASSIFICATION
Certain prior period figures have been reclassified to conform to the current year's presentation.

                                 INDIGINET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


3.       SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

COMPREHENSIVE INCOME
Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income," establishes standards for reporting and displaying of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company does not have any items of comprehensive income in any of the periods presented.

NEW ACCOUNTING PRONOUNCEMENTS
In April 2003, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 149, AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS 149 amends SFAS No. 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires that contracts with similar characteristics be accounted for on a comparable basis. The provisions of SFAS 149 are effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 will not have a material impact on the Company's results of operations or financial position.

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

4.       NOTES PAYABLE - RELATED PARTIES

In January, 2002, the Company entered into an asset purchase agreement with Wireless Broadband Connect, LLC ("WBBC"), (see Note 5). As a result of the agreement, the Company assumed a total of $58,874 in unsecured related party notes payable. Interest on these notes accrues at 8% and the notes are delinquent as of December 31, 2003.

During the year ended December 31, 2002 the Company entered into notes payable aggregating $238,828 with related parties. As of December 31, 2003 and 2003, the outstanding notes payables were $162,431 and $297,702, respectively. On September 9, 2003, the Company settled note principal of $117,006 and accrued interest of $9,964 by issuing 1,500,000 shares of the Company's restricted common stock valued at $ $0.07 per share for a total of $105,000. As a result, the Company realized a gain of $21,970 in the settlement. On November 12, 2003, the Company settled a note payable , comprised of unpaid principal of $18,265 and accrued and unpaid interest of $1,441, by issuing 1,500,000 shares of the Company's restricted common stock at $0.01 per share for a total of $19,706. As a result, the Company realized a gain of $4,706 in the settlement.

These notes are unsecured, short-term, and bear interest at rates ranging from 8% to 12%. Of this amount, $103,557 and $25,322 were delinquent as of December 31, 2003 and 2002. Accrued interest expense under these notes as of December 31, 2003 and 2002 were $26,108 and $12,324, respectively, and is included in accounts payable and accrued expenses - related parties.

                                 INDIGINET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


5.       ACQUISITIONS

WB CONNECT, LLC
On January 29, 2002, the Company entered into an asset purchase agreement with WB Connect, LLC ("WBC", the "WBC Acquisition") whereby the Company purchased the assets of WBC in exchange for 240 shares of common stock with a fair market value of $5,040. The WBC Acquisition also calls for earn out bonuses based on revenue and gross margin performance thresholds. Neither the revenue not gross margin performance thresholds were met before operations were discontinued (See
Note 6). WBC is a provider of wireless broadband solutions integration, design, and implementation.

The assets acquired, including costs in excess of net assets acquired, and liabilities assumed in the acquisition of WBC are as follows:

                  Tangible assets acquired at fair value         $  54,539

                  Costs in excess of net assets assumed              9,376

                  Liabilities assumed at fair value                (58,875)
                                                                 ----------

                           Total purchase price                  $   5,040
                                                                 ==========

Proforma information as if WBC was purchased at the beginning of the period is not necessary because the amounts of revenue, cost of sales, administrative expenses, and net loss is not material to the financial statements as a whole. Proforma information for the comparable period is not presented since WBC was not an operating entity at that time.

FOX TELECOMMUNICATIONS, INC.

On February 19, 2002, the Company entered into a Stock Purchase Agreement with Fox Telecommunications, Inc. ("Fox", the "Fox Acquisition"). The purchase price was $241,500 in exchange for all of the issued and outstanding shares of Fox's common stock payable as follows: $100,000 was paid upon execution of the agreement, an additional $125,000 in the form of a promissory note with an interest rate of 8% per annum payable sixty days after the closing of the agreement and 1,000 shares of common stock valued at $16,500. The effective date of the Stock Purchase Agreement is January 1, 2002. Fox is a provider of telecommunication installation services to corporate customers.

The assets acquired, including costs in excess of net assets acquired, and liabilities assumed in the acquisition of Fox are as follows:

                  Tangible assets acquired at fair value         $  221,402

                  Costs in excess of net assets assumed             380,962

                  Liabilities assumed at fair value                (360,864)
                                                                 -----------

                           Total purchase price                  $  241,500
                                                                 ===========

As a result of the Company's lack of resources, the Company is unable to market its telecommunications products and services acquired in connection with the WBC and Fox acquisitions. Management performed an evaluation of the recoverability of the WBC and Fox assets and concluded from the results of this evaluation that a significant impairment charge was required because the estimated market value of the assets was less than the carrying value of the assets. Considerable

                                 INDIGINET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


5.     ACQUISITIONS  (CONTINUED)

management judgment is necessary to estimate fair value and actual results could vary significantly from managements' estimates Accordingly, the Company recognized an asset impairment loss of $ 390,338 or $ .26 per share during the year ended December 31, 2002

Proforma information as if the Company was purchased on January 1, 2001 is as follows:

                           Net sales                          $ 260,291
                                                              ==========

                           Net income                         $  55,698
                                                              ==========

                           Net income per share:                     --
                                                              ==========

                           Basic and fully diluted            $      --
                                                              ==========

For tax purposes, all goodwill purchased during 2002 is considered to be tax deductible.

In July, 2002, the Company sold its interest in Fox to its President (see Note
7)

C2C Exchange
------------

On December 30, 2003, the Company entered into an Asset Purchase Agreement with C2C Exchange, Inc. ("C2C", the "C2C Asset Acquisition") whereby the Company purchased substantially all of the assets of C2C in exchange for 5,000,000 shares of Series-A Preferred Stock. C2C is controlled by the President and Chief Executive Officer of Indiginet. The Series-A Preferred Stock was deemed to have a fair market value of $400,000 based upon the market price of the underlying common stock for the ten days immediately preceding the transaction. The assets acquired were estimated to have a fair market value at the time of the C2C Asset Acquisition of $100,000.

The assets acquired, including costs in excess of net assets acquired, and liabilities assumed in the acquisition of C2C are as follows:

                  Tangible assets acquired at fair value       $ 100,000

                  Costs in excess of net assets assumed          300,000

                  Liabilities assumed at fair value                   --
                                                               ----------

                           Total purchase price                $ 400,000
                                                               ==========

Universal Broadband Communications, Inc.
----------------------------------------

On December 30, 2003, the Company entered into an Asset Purchase Agreement with Universal Broadband Communications, Inc., ("UBC" or "UBC Asset Acquisition") whereby the Company purchased the assets of UBC in exchange for 6,000,000 shares of Series-A Preferred Stock with a fair market value of $480,000. UBC is controlled by the President and Chief Executive Officer of Indiginet. The assets acquired were deemed to have a fair market value at the time of the UBC Acquisition equal to their carrying value on the books of UBC at the time of the UBC Asset Acquisition, or $305,497.

The assets acquired, including costs in excess of net assets acquired, and liabilities assumed in the acquisition of UBC are as follows:

                                 INDIGINET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


5.     ACQUISITIONS  (CONTINUED)

                  Tangible assets acquired at fair value       $ 305,497

                  Costs in excess of net assets assumed          174,503

                  Liabilities assumed at fair value                   --
                                                               ----------

                           Total purchase price                $ 480,000
                                                               ==========

As a result of the Company's lack of resources, the Company is unable to market its telecommunications products and services acquired in connection with the C2C and UBC acquisitions. Management performed an evaluation of the recoverability of the C2C and UBC assets and concluded from the results of this evaluation that a significant impairment charge was required because the estimated market value of the assets was less than the carrying value of the assets. Considerable management judgment is necessary to estimate fair value and actual results could vary significantly from managements' estimates Accordingly, the Company recognized an asset impairment loss of $ 474,503 or $ .00 per share during the year ended December 31, 2003

6.       PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2003 and 2002 consisted of the following:

                                                          2003          2002
                                                      ----------    ----------

         Furniture and fixtures                       $ 231,910     $      --
         Office equipment and telephone equipment        84,187
         Software                                        89,400            --
                                                      ----------    ----------
                                                        405,497            --
         Less accumulated depreciation                       --            --
                                                      ----------    ----------
                                                      $ 405,497     $      --
                                                      ==========    ==========

The Company neither recorded depreciation expense nor accumulated depreciation for the year ended December 31, 2003. The equipment were acquired December 30, 2003.

7.       STOCK TRANSACTIONS

Reverse Stock-Split
-------------------

The Board of Directors approved a 1-for-250 reverse stock split for all outstanding shares of the Company's Common Stock effective August 17, 2003. For the purposes of financial statement presentation, all share and per share information has been restated to reflect the effect of the reverse stock split.

Common Stock
------------

On January 29, 2002, the Company entered into an Asset Purchase Agreement with WBBC whereby the Company issued 240 shares of common stock valued at $5,040. These shares were valued at their fair market value on the date the Company agreed to issue the shares.

                                 INDIGINET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


7.       STOCK TRANSACTIONS (CONTINUED)

On February 19, 2002, the Company entered into a Stock Purchase Agreement with Fox Telecommunications, Inc. ("Fox") whereby the Company issued 1,000 shares of common stock valued at $16,500. These shares were valued at their fair market value on the date the Company agreed to issue the shares.

On June 17, 2002, a related party converted $179,900 of a note payable into 8,004 shares of common stock. These shares were valued at their fair market value on the date the Company agreed to issue the shares. Additionally, the Company surrendered all of their rights to the Company's name, logo, and identifying marks as well as the Company's licenses to provide phone service in Colorado, Arizona, and California. These items were determined to have no value as of June 17, 2002.

Pursuant to a settlement agreement effective June 30, 2002 the Company reacquired the 1,000 shares issued to Fox (see above) and has classified these shares as treasury stock. Treasury stock is shown at cost of $16,500.

On July 15, 2002, the Company issued 3,115 shares of its common stock valued at $77,886 in exchange for services provided, which approximated the fair value of the shares issued during the period the services were rendered.

During the year ended December 31, 2002 various shareholders subscribed $112,000 for common stock at $0.06 per share and subsequently relinquished the right to the stock, the $112,000 was contributed to the Company's capital and was recorded as an increase to additional paid-in capital of $112,000.

Effective June 30, 2003 the Company changed the par value of its preferred stock and common stock from $0.0001 per share to no par value. As of June 30, 2003, the Company reclassified $112,000 from additional paid-in capital to common stock.

During the year ended December 31, 2003 the Company issued 164,380,000 shares of common stock with a fair market value of $1,584,760 to consultants in exchange for services to be provided through March 2004. The shares were issued at their fair market value ranging from $0.001 to $0.02 per share on the date the Company agreed to issue the shares. The Company has recorded deferred compensation of $98,438 for services to be received subsequent to December 31, 2003.

During the year ended December 31, 2003 the Company issued 2,600,000 shares of common stock with a fair market value of $740,000 to its Chief Executive officer as a bonus and in lieu of cash compensation. The shares were issued at their fair market value ranging from $0.001 to $0.002 per share on the date the Company agreed to issue the shares. The Company has recorded deferred compensation of $536,250 for services to be received subsequent to December 31, 2003.

During the year ended December 31, 2003 holders of stock options exercised options for 147,395,208 shares of common stock under the Company's Employee Stock Incentive Plan (see Notes 5 and 10). The Company received proceeds of $1,283,162 and recognized compensation expense of $227,639 related to the exercise of these options for the year ended December 31, 2003.

All valuations of the above shares are based on the stock price at the date of issue, which did not differ materially from the value of the services that were rendered by the consultants under the contracts.

                                 INDIGINET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


8.       DISCONTINUED OPERATIONS

Effective July 1, 2002 the Company reached an agreement with Fox (see Note 5) and its President to dispose of the Company's wholly owned subsidiary, Fox. The Company agreed to dispose of the subsidiary due to a lack of synergy since the date of acquisition. The President of Fox assumed ownership of all Fox assets and liabilities. The net liabilities disposed of consisted of current assets of $145,582, total assets of $176,454, current liabilities of $42,965, long term debt of $366,701, resulting in net liabilities of $232,212. In exchange Fox cancelled a $125,000 promissory note from the Company and returned 250,000 shares of the Company's common stock. The gain from the disposition of Fox aggregated $357,212.

Effective September 30, 2002 the Company closed its Colorado office and ceased operations in Colorado due to a lack of profitability. The Colorado operations provided wireless broadband solutions integration, design, and implementation. The loss that resulted from the closing of the Colorado office aggregated $12,309.

Effective December 31, 2002 the Company reached an agreement with SBSI and its President to dispose of its subsidiary, SBSI, which provided Internet dial-up and high-speed connection and web hosting and design services. The settlement agreement was initiated by SBSI President due to non-payment of payroll and expenses. SBSI President will assume ownership of all SBSI assets and liabilities. The net liabilities disposed of consisted of current and total assets of $1,553 and current and total liabilities of $70,615 resulting in net liabilities of $69,062. The gain from the disposition of SBSI aggregated $69,062.

Operating results of discontinued operations for the year ended December 31, 2002 is shown separately in the accompanying statements of operations. Net sales for discontinued operations for the year ending December 31, 2002 was $870,273. As of December 31, 2002, the Company had neither assets and liabilities nor revenue and expenses relating to discontinued operations. As of December 31, 2003, the Company neither generated revenues nor incurred expenses relating to the discontinued operations.

9.       RELATED PARTY TRANSACTIONS

Consulting Agreements
---------------------

During the years ended December 31, 2003 and 2002, the Company received consulting services from Company Officers, Directors and significant shareholders , as well as from entities controlled by the Company's officers, Directors and significant shareholders . The total amount of expense incurred for the years ended December 31, 2003 and 2002 and accrued as of December 31, 2003 and 2003 are $740,000 and $13,903, respectively.

Office Lease
------------

During 2002, The Company leased office space and computer equipment from an officer of the Company. The leases called for monthly payments of $950 for the office and $350 for the computer equipment. Both leases were cancelled effective September 30, 2002. Amounts paid under the lease for the year ended December 31, 2002 was $11,700.

                                 INDIGINET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


9.       RELATED PARTY TRANSACTIONS (CONTINUED)

Asset Acquisitions
------------------

In December 2003, Indiginet entered into two asset purchase agreements with companies controlled by Indiginet's President and Chief Executive Officer (See
Note 5). In accordance with STAFF ACCOUNTING BULLETIN NO. 48: TRANSFERS OF NONMONETARY ASSETS BY PROMOTERS OR SHAREHOLDERS, the Company recorded the assets at the historical cost of the seller, which did not differ materially from the assets' fair value. . These transactions resulted in the acquisition of assets with a historical cost of $405,497 in exchange for 11,000,000 shares of the Company's Series-A Convertible Preferred Stock with an assigned value of $880,000. The difference of $474,503 was charged to expense during the twelve months ended December 31, 2003.

10.      COMMITMENTS AND CONTINGENCIES

Employment Contract
-------------------

On March 7, 2003, and as subsequently amended on August 14, 2003 and November 24, 2003, the Company entered into a five-year employment agreement with its Chief Executive Officer. The agreement calls for the following:

                     2003         2004         2005         2006         2007
                     ----         ----         ----         ----         ----
Base salary       $350,000     $400,000     $450,000     $500,000     $550,000

Bonus - cash      $50,000 to   $50,000 to   $50,000 to   $50,000 to   $50,000 to
                  $100,000     $100,000     $100,000     $100,000     $100,000

Stock options        1,336        1,336        1,336        1,336       1,336

During the year ended December 31, 2003, the Company has paid the Company's Chief Executive Officer in the form of cash and the Company's common stock substantially in excess of his employment agreement.

In addition, the agreement calls for stock awards of up to 56,000 shares of either common stock or preferred stock based upon the Company reaching certain milestones.

During the year ended December 31, 2003, the Company settled a note payable to a related party in the amount of $117,006 for 1,500,000 shares of the Company's restricted common stock with an estimated fair value of $105,000.

During the year ended December 31, 2003 a shareholder of the Company forgave amounts due to him in the amount of $11,675, which the Company recorded as a capital contribution.

Lease Commitments
-----------------

Total rental expense relating to operating expenses for the years 2003 and 2002 was $11,945 and $0 respectively.

In 2002, the Company canceled or terminated various office leases that were being rented for approximately $4,000 per month. Beginning in 2003, the Company rented an office at an annual rental of $16,800. As of December 31, 2003, the Company occupied an aggregate of approximately 2,300 square feet in Newport Beach under month-to-month leases, for an annual rental of $49,776.

Future minimum lease commitments under operating leases are:

2004        $ 53,820
2005           8,970

                                 INDIGINET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


10.      COMMITMENTS AND CONTINGENCIES (CONTINUED)

Contingencies
-------------

During the year ended December 31, 2003, the Company filed a series of Registration Statements on SEC Form S-8 registering shares of the Company's common stock (see Note 6). The Company issued shares of its common stock in excess of the shares authorized under the plans. As a result, the Company may have violated federal and state securities laws in connection with the issuance of those shares.

In the event that any of the exemptions from registration with respect to the issuance of the Company's common stock under federal and applicable state securities laws were not available, the Company may be subject to claims by federal and state regulators for any such violations. In addition, if any purchaser of the Company's common stock were to prevail in a suit resulting from a violation of federal or applicable state securities laws with respect to the unavailability of such exemption, the Company could be liable to return the amount paid for such securities with interest thereon, less the amount of any income received thereon, upon tender of such securities, or for damages if the purchaser no longer owns the securities. As of the date of these financial statements , the Company is not aware of any alleged specific violation or the likelihood of any claim. There can be no assurance that litigation asserting such claims will not be initiated, or that the Company would prevail in any such litigation.

The Company is unable to predict the extent of its ultimate liability with respect to any and all future securities matters. The costs and other effects of any future litigation, government investigations, legal and administrative cases and proceedings, settlements, judgments and investigations, claims and changes in this matter could have a material adverse effect on the Company's financial condition and operating results.

11.      INCOME TAXES

Due to the Company's operating losses, there was no provision for U.S. income taxes for the years ended December 31, 2003 and 2002.

For income tax reporting purposes, the Company's aggregate unused net operating losses approximate $4,200,000, which expires through 2023, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The deferred tax asset related to the carryforward is approximately $ 1,400,000.

The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will be realized.

Components of deferred tax assets as of December 31, 2003 are as follows:

                         Non Current:
                         Net operating loss carryforward       $ 1,400,000
                         Valuation allowance                    (1,400,000)
                                                               ------------
                         Net deferred tax asset                $        --
                                                               ============

                                 INDIGINET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


12.      STOCK OPTIONS

During the year ended December 31, 2003, the Company authorized four Employee Stock Incentive Plans ("ESIP") for 2003 and four Non-Employee Director and Consultant's Retainer Stock Plans ("NDCRSP") for 2003. The purpose of the ESIP is to provide stock incentive to employees of the Company. Under the ESIP plans, employees are entitled to purchase shares for no less than 80% of the market price of the company's common stock. The Compensation Committee of the Company's Board of Directors approves shares issued under the plan.

The purpose of the NDRCSP, is to attract non-employee directors and consultants who capable of improving the success of the Company by providing a direct economic interest to Company performance. Under the terms of this plan, non-employee directors or consultants may be compensated through the issuance of Company stock at a deemed value of $0.0009 per share. The Compensation Committee of the Company's Board of Directors administers the plan.

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to shareholders and employees at December 31, 2003.

                                                                      2003                             2002
                                                              Options        Average           Options      Average
                                                                          Exercise Price                 Exercise Price
         Outstanding at beginning of period                           -           -               -            -
         Granted                                            147,395,200       $0.01               -            -
         Exercised                                          147,395,200       $0.01               -            -
         Outstanding at end of period                                 -           -               -            -
         Options exercisable at year end                              -           -               -            -
         Options available for future grant                 170,228,800         (A)               -            -

         Weighted-average fair value of options
           granted during the period                        147,395,20        $0.01               -            -

         (A) The exercise price is 85% of market value at the time the option is exercised; thus it is not possible to determine the weighted-average exercise price of stock options not yet exercised.

The weighted-average fair value of stock options granted to employees during the years ended December 31, 2003 and 2002 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

                                                                     2003           2002
                                                                     ----           ----
          Significant assumptions (weighted average)

            Risk-free interest rate at grant date                    2.65%          2.65%

            Expected stock price volatility                          189%            189%

            Expected dividend payout                                   0               0

            Expected option life-years based on contractual
              expiration dates                                       .02             .02

In nearly every case, options are exercised via a cashless transaction immediately upon issuance. For this reason, the life of the options is deemed to be one week, or .02 years.

                                 INDIGINET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


12.      STOCK OPTIONS (CONTINUED)

If the Company recognized compensation cost for the non-qualified employee stock option plan in accordance with SFAS No. 123, the Company's pro forma net loss and net loss per share would have been $ (3,369,743) and $(0.01) for the year ended December 31, 2003 and $(778,343) and $(0.52) for the year ended December 31, 2002, respectively.

                                                                             2003             2002
                                                                         ------------      -----------
                 Net loss, as reported                                   $(3,308,609)      $(778,343)

                 Add: Total stock-based employee compensation
                 expense determined under fair value based
                 method for all awards, net of related tax
                 effects                                                      61,134               0
                                                                         ------------      -----------
                 Pro forma net loss                                      $(3,369,743)      $ (778,343)
                                                                         ============      ===========
                 Earnings per share:
                 Basic and diluted loss per share:
                      As reported                                        $     (0.01)      $    (0.52)
                      Pro forma                                          $     (0.01)      $    (0.52)

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         On November 18, 2003, Stark Winter Schenkein & Co., LLP ("Stark Winter"), our independent auditors, notified us that they intended to resign as our auditor. Stark Winter's letter stating that the auditor-client relationship with us was terminated was received by us on November 24, 2003.

         Stark Winter's reports on our financial statements for the years ended December 31, 2001 and December 31, 2002 and the interim period through November 18, 2003 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles; however, the audit reports included in our Form 10-KSB for the years ended December 31, 2002 and 2001 contained an explanatory paragraph regarding the substantial doubt about our ability to continue as a going concern.

         The decision to change accountants was not approved or recommended by our board of directors.

         During the fiscal years ended December 31, 2001 and December 31, 2002 and any subsequent interim period through November 18, 2003 there were disagreements between us and Stark Winter. In the course of its review of our financial statements for the nine months period ended September 30, 2003, Stark Winter was unable to determine whether all issuances of common stock by us pursuant to S-8 registration statements complied with all applicable securities laws and regulations. In addition, Stark Winter was not satisfied that the receipt of approximately $253,000 of the proceeds received from the exercise of options to purchase stock registered on Form S-8 by our officer did not violate the Sarbanes-Oxley Act.

         The subject matter of the disagreements was discussed between Stark Winter and our sole director and could not be resolved to the satisfaction of Stark Winter.

         We have authorized Stark Winter to respond fully to the inquiries of the successor accountant concerning the subject matter of each of the disagreements set forth above.

         On November 20, 2003 we engaged Russell Bedford Stefanou Mirchandani LLP, certified public accountants, as our independent accountants to report on our balance sheet as of December 31, 2003, and the related statements of income, stockholders' equity and cash flows for the year then ended. The decision to appoint Russell Bedford Stefanou Mirchandani LLP was approved by our board of directors.

         During our two most recent fiscal years and any subsequent interim period prior to the engagement of Russell Bedford Stefanou Mirchandani LLP, neither we nor anyone on our behalf consulted with Russell Bedford Stefanou Mirchandani LLP regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or (ii) any matter that was either the subject of a "disagreement" or a "reportable event," as those terms are defined in Item 304(a) of Regulation S-K.

         We have provided the former accountants with a copy of our Current Report on Form 8-K/A before its filing with the Commission. We have requested the former accountants to furnish us with a letter addressed to the Commission stating whether it agrees with the statements made by us in such report and, if not, stating the respects in which they do not agree. We have filed the former accountants' letter as an exhibit to its Form 8-K/A filed with the SEC on December 4, 2003.

ITEM 8A.  CONTROLS AND PROCEDURES.

         The principal executive and financial officer of the Company reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 15d-15(e)) as of December 31, 2003. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the evaluation, our principal executive and financial officer concluded that the design and operation of our disclosure controls and procedures were effective in all material respects to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required. There has been no change in our internal control over financial reporting during the fourth quarter of 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

         CHANGES IN INTERNAL CONTROLS. Our principal executive and financial officer is responsible for establishing and maintaining adequate internal control over our financial reporting. Our principal executive and financial officer concluded that our internal controls over financial reporting were effective.

         There were no significant changes in our internal controls over financial reporting or other factors that could significantly affect those controls during our fourth fiscal quarter of the Year 2003 that has materially affected, or is reasonably likely to materially affect our internal controls over financial reporting.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         Our directors and executive officers are as follows:

                 Name             Age                     Position
                 ----             ---                     --------
              Mark Ellis          37        Chief Executive Officer and director

         Mark Ellis has been our chief executive officer and a director since February, 2003. He has been president, chief executive officer and a director of Universal Broadband Communications since August 2000. Mr. Ellis has over eight years of experience in the telecommunications industry, serving in executive management positions with several telecommunication ventures. Since December 2001, Mr. Ellis has served as the Chief Executive Officer, president and a director of Qbe Technologies, a wireless telecomputing company. From 1997 to 1999, Mr. Ellis was chief executive officer of TelQuest Communications, Inc., a start-up telecommunications company. He served as staff accountant at International Aluminum Corporation from 1990 to 1992. From 1983 to 1986, Mr. Ellis was a statistical analyst at Northrop Grumman Corporation. Mr. Ellis is currently enrolled at DePaul University in order to complete his Master's degree.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

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

         Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, and amendments thereto furnished to us, we believe that during the year ended December 31, 2003, our executive officers, directors and greater than ten percent beneficial owners complied on a timely basis with all Section 16(a) filing requirements.

CODE OF ETHICS

         We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The code of ethics is designed to deter wrongdoing and to promote:

o Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

o Full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submits to, the SEC and in other public communications made by us;

o        Compliance with applicable governmental laws, rules and regulations;

o The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

o        Accountability for adherence to the code.

         A copy of our code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions is attached to this Annual Report as Exhibit 14. We have filed with the SEC a copy of the code of ethics attached hereto. We have posted a copy of the code of ethics on our website at www.indiginet.com.

         We will provide to any person without charge, upon request, a copy of our code of ethics. Any such request should be directed to our corporate secretary at 5000 Birch Street, Suite 3000, Newport Beach, CA 92660, telephone number (949)-476-3711.

BOARD COMMITTEES

         AUDIT COMMITTEE. Our board of directors has created an audit committee which is directly responsible for the appointment, compensation, and oversight of the work of any registered public accounting firm employed by us (including resolution of disagreements between our management and the auditor regarding financial disclosure) for the purpose of preparing or issuing an audit report or related work. Our board adopted a written charter for the audit committee, a copy of which is attached to this Annual Report as Attachment A. The audit committee reviews and evaluates our internal control functions. Since the audit committee has been formed recently, and has not yet has not been formally organized, there have been no meetings held or members appointed at the time of this Annual Report.

         COMPENSATION COMMITTEE. Our board of directors has created a compensation committee. The compensation committee makes recommendations to the board of directors concerning salaries and compensation for our executive officers and employees. Our board adopted a written charter for the compensation committee, a copy of which is attached to this Annual Report as Attachment B. Since the compensation committee has been formed recently, and has not yet has not been formally organized, there have been no meetings held or members appointed at the time of this Annual Report.

         EXECUTIVE COMMITTEE. We do not have an executive committee, although our board of directors is authorized to create one.

ITEM 10.  EXECUTIVE COMPENSATION

         The following table provides certain summary information concerning the compensation earned by the named executive officers (determined as of the end of the last fiscal year) for services rendered in all capacities to us for the fiscal years ended December 31, 2003, 2002 and 2001.

                                                 SUMMARY COMPENSATION TABLE
                                   ----------------------------------- ------------------------------------
                                            ANNUAL COMPENSATION                LONG TERM COMPENSATION
                                   ----------------------------------- ------------------------------------
                                                                                 AWARDS            PAYOUTS
-------------------------- ------- ----------------------------------- -------------------------- --------- ---------------
                                                                        RESTRICTED   SECURITIES
                                                        OTHER ANNUAL    STOCK        UNDERLYING     LTIP       ALL OTHER
   NAME AND PRINCIPAL               SALARY    BONUS     COMPENSATION    AWARD(S)    OPTIONS/SARS   PAYOUTS    COMPENSATION
        POSITION            YEAR      ($)      ($)           ($)           ($)           (#)         ($)          ($)
-------------------------- ------- -------- --------- ---------------- ------------ ------------- --------- ---------------
Mark Ellis                 2003    666,967      0             660,000       0             0           0            0
-------------------------- ------- -------- --------- ---------------- ------------ ------------- --------- ---------------

EMPLOYMENT AGREEMENTS

         We currently have one director, Mark Ellis. Pursuant to Mr. Ellis' five-year employment contract with us, dated November 24, 2003, we will pay Mr. Ellis a base salary of Three Hundred and Fifty Thousand Dollars ($350,000) for the first year of his Employment Agreement; Four Hundred Thousand Dollars ($400,000) for the second year of his Employment Agreement; Four Hundred and Fifty Thousand Dollars ($450,000) for the third year of his Employment Agreement; Five Hundred Thousand Dollars ($500,000) for the fourth year of this Employment Agreement; and Five Hundred and Fifty Thousand Dollars ($550,000) for the fifth year of his Employment Agreement.

         In addition, Mr. Ellis' employment agreement allows Mr. Ellis to elect whether to receive his Revenue Bonus in the form of cash, our preferred stock, or a combination of cash and preferred stock. Finally, a new provision provides for preferred stock bonuses to be awarded to Mr. Ellis when certain milestones are accomplished.

         We do not have employment agreements with any of our other employees except Mr. Ellis.

CONFIDENTIALITY AND NONDISCLOSURE AGREEMENTS

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLAN INFORMATION

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

         The following table provides information as of the end of the most recently completed fiscal year with respect to compensation plans (including individual compensation arrangements) under which equity securities of the registrant are authorized for issuance, aggregated as follows:

o        All compensation plans previously approved by security holders; and

o        All compensation plans not previously approved by security holders

                                                                                             NUMBER OF SECURITIES
                                                                                            REMAINING AVAILABLE FOR
                                NUMBER OF SECURITIES TO BE    WEIGHTED-AVERAGE EXERCISE      FUTURE ISSUANCE UNDER
                                  ISSUED UPON EXERCISE OF       PRICE OF OUTSTANDING       EQUITY COMPENSATION PLANS
                                   OUTSTANDING OPTIONS,         OPTIONS, WARRANTS AND        (EXCLUDING SECURITIES
                                    WARRANTS AND RIGHTS                RIGHTS              REFLECTED IN COLUMN (a))
       PLAN CATEGORY                        (a)                          (b)                          (c)
       -------------                        ---                          ---                          ---
Equity compensation plans                   -0-                          -0-                          -0-
approved by security holders

Equity compensation plans not           971,000,000                    $0.0022                        -0-
approved by security holders

Total                                   971,000,000                    $0.0022                        -0-

         The following table presents information regarding the beneficial ownership of all shares of our common stock as of as of February 29, 2004 by:

o Each person who beneficially owns more than five percent of the outstanding shares of our common stock;

o        Each of our directors;

o        Each of our named executive officers; and

o        All directors and officers as a group.

                                                          SHARES BENEFICIALLY
                                                                OWNED (2)
                                                        ------------------------
NAME AND ADDRESS OF BENEFICIAL OWNER (1)                 NUMBER          PERCENT
----------------------------------------                 ------          -------
Mark Ellis                                              3,603,600          1.13%
All officers and directors as a
group (1 person)                                        3,603,600          1.13%

----------
(1) Unless otherwise indicated, the address for the shareholder is c/o Indiginet, Inc., 5000 Birch Street, Suite 3000, Newport Beach, California 92660. Also, unless otherwise indicated, each person named in the table above has the sole voting and investment power with respect to his shares of our common stock beneficially owned.
(2)  Beneficial ownership is determined in accordance with the rules of the SEC.


CHANGES IN CONTROL

         We do not know of any agreements, the operation of which may at a subsequent date result in a change in control of our company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         None.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(b)      Exhibits

EXHIBIT NO.                        IDENTIFICATION OF EXHIBIT
-----------                        -------------------------

  3.1*          Articles of Incorporation (Exhibit 2(a) to Company's
                Form 10-SB, Commission File No. 0-32333)
  3.1(a)*       Articles of Amendment to Articles of Incorporation (Exhibit 2(b)
                to Company's Form 10-SB, Commission File No. 0-32333)
  3.1(b)*       Articles of Amendment to Articles of Incorporation (Exhibit
                3(i)(b) to Company's Form 10-KSB for fiscal year ended December
                31, 2001, Commission File No. 0-32333)
  3.2**         Articles of Amendment to the Articles of Incorporation
  3.3**         Articles of Amendment to the Articles of Incorporation
  10.2*         Bylaws (Exhibit 2(b) to Company's Form 10-SB, Commission File
                No. 0-32333)
  14**          Code of Ethics
  31.1**        Certification of Mark Ellis, President and Chief Executive
                Officer of Indiginet, Inc., pursuant to 18 U.S.C.ss.1350, as adopted pursuant toss.302 of the Sarbanes-Oxley Act of 2002.
  31.2**        Certification of Mark Ellis, Chief Financial Officer and
                Treasurer of Indiginet, Inc., pursuant to 18 U.S.C.ss.1350, as adopted pursuant toss.302 of the Sarbanes-Oxley Act of 2002.
  32.1**        Certification of Mark Ellis, President and Chief Executive
                Officer of Indiginet, Inc., pursuant to 18 U.S.C.ss.1350, as adopted pursuant toss.906 of the Sarbanes-Oxley Act of 2002.
  32.2**        Certification of Mark Ellis, Chief Financial Officer and
                Treasurer of Indiginet, Inc., pursuant to 18 U.S.C.ss.1350, as adopted pursuant toss.906 of the Sarbanes-Oxley Act of 2002.

* Previously Filed
** Filed Herewith

(c) Reports on Form 8-K

         o Form 8-K filed on January 21, 2003 with respect to closing of the Company's its wholly owned subsidiary, SBSI/Cyberspeedway, Inc. and the resignation of W. James Lane resigned as an officer, director and employee of SBSI/Cyberspeedway.

         o Form 8-K filed March 10, 2003 with respect to the Share Purchase Agreement between the Company, Mark Ellis and Jeffrey Black, providing for the purchase by Mr. Ellis of 271,000,000 shares of Indiginet common stock, no par value, held by Jeffrey Black for a total purchase price of $20,000.

         o Form 8-K filed November 21, 2003 regarding change in the Company's certifying accountant.

         o Form 8-K filed December 3, 2003 regarding a Letter of Intent between the Company and C2C Exchange where the Company intends to acquire substantially all of the assets of C2C in exchange for the Company's restricted common stock.

         o Form 8-K/A filed December 4, 2003 regarding change in the Company's certifying accountant.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

         The aggregate fees billed by Stark Winter Schenkein & Co., LLP for professional services rendered for the audit of our annual financial statements for fiscal year 2002 were $10,000.


AUDIT-RELATED FEES

         The aggregate fees billed by Stark Winter Schenkein & Co., LLP. for professional services rendered for the audit of our annual financial statements for fiscal year 2002 were $7,500.


ALL OTHER FEES

         There were no other fees billed by Russell Bedford Stefanou Mirchandani LLP or Stark Winter Schenkein & Co., LLP for professional services rendered, other than as stated under the captions Audit Fees, Audit-Related Fees, and Tax Fees.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              INDIGINET, INC.



Date: March 30, 2004.                         By  /s/ Mark Ellis
                                                  -------------------------------------
                                                  Mark Ellis,
                                                  President and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.


          Signature                                   Title                                    Date
          ---------                                   -----                                    ----
        /s/ Mark Ellis                   President, Chief Executive Officer               March 30, 2004.
-------------------------------      and Director (Principal Executive Officer)
          Mark Ellis

                                                                   ATTACHMENT A

                         CHARTER OF THE AUDIT COMMITTEE
                            OF THE BOARD OF DIRECTORS
                               OF INDIGINET, INC.

         AUDIT COMMITTEE PURPOSE. The Audit Committee of the Board of Directors of Indiginet, Inc., a Florida corporation, (the "Company") is appointed by the Board of Directors to assist the Board of Directors in fulfilling its oversight responsibilities. The Audit Committee's primary duties and responsibilities are to:

o        Monitor the integrity of the Company's financial reporting process.

o Provide systems of internal controls regarding finance, accounting, and legal compliance.

o Monitor the independence and performance of the Company's independent auditors.

o Provide an avenue of communication among the independent auditors, management, and the Board of Directors.

         The Audit Committee has the authority to conduct any investigation appropriate to fulfilling its responsibilities and it has direct access to the independent auditors as well as anyone in the organization. The Audit Committee has the ability to retain, at the Company's expense, special legal, accounting, or other consultants or experts it deems necessary in the performance of its duties.

         AUDIT COMMITTEE COMPOSITION AND MEETINGS. Audit Committee members shall meet the requirements of the National Association of Securities Dealers and the criteria set forth in the Appendix 1 attached hereto. The Audit Committee shall be comprised of two or more directors as determined by the Board of Directors, each of whom shall be independent non-executive directors, free from any relationship that would interfere with the exercise of his independent judgment. All members of the Audit Committee shall have a basic understanding of finance and accounting and be able to read and understand fundamental financial statements, and at least one member of the Audit Committee shall have accounting or related financial management expertise.

         Audit Committee members shall be appointed by the Board of Directors on recommendation of a nominating committee. If an audit committee Chairman is not designated or present, the members of the Audit Committee may designate a Chairman by majority vote of the Audit Committee membership.

         The Audit Committee shall meet at least three times annually, or more frequently as circumstances dictate. The Audit Committee Chairman shall prepare and/or approve an agenda in advance of each meeting. The Audit Committee should meet privately in executive session at least annually with management, the independent auditors and as a committee to discuss any matters that the Audit Committee or each of these groups believes should be discussed.

AUDIT COMMITTEE RESPONSIBILITIES AND DUTIES.
--------------------------------------------

         Review Procedures.
         ------------------

o        Review and reassess the adequacy of this Charter at least annually.
         Submit the charter to the Board of Directors for approval and have the document published at least every three years in accordance with the Securities and Exchange Commission regulations.

o Review the Company's annual audited financial statements prior to filing or distribution. Review should include discussion with management and independent auditors of significant issues regarding accounting principles, practices and judgments.

         In consultation with the management and the independent auditors, consider the integrity of the Company's financial reporting processes and controls. Discuss significant financial risk exposures and the steps management has taken to monitor, control and report such exposures. Review significant findings prepared by the independent auditors together with management's responses including the status of previous recommendations.

         INDEPENDENT AUDITORS. The independent auditors are ultimately accountable to the Audit Committee and the Board of Directors. The Audit Committee shall review the independence, and performance of the auditors and annually recommend to the Board of Directors the appointment of the independent auditors or approve any discharge of auditors when circumstances warrant.

o Approve the fees and other significant compensation to be paid to the independent auditors.

o On an annual basis, the Audit Committee should review and discuss with the independent auditors all significant relationships they have with the Company that could impair the auditors' independence.

o Review the independent auditors' audit plan, and discuss scope, staffing, locations, reliance upon management and internal audit and general audit approach.

o Prior to releasing the year-end earnings, discuss the results of the audit with the independent auditors. Discuss certain matters required to be communicated to audit committees in accordance with the American Institute of Certified Public Accountants Statement of Auditing Standards No. 61.

o Consider the independent auditors' judgment about the quality and appropriateness of the Company's accounting principles as applied in its financial reporting.

         LEGAL COMPLIANCE. On at least an annual basis, review with the Company's counsel, any legal matters that could have a significant impact on the organization's financial statements, the Company's compliance with applicable laws and regulations, inquiries received from regulators or governmental agencies.

OTHER AUDIT COMMITTEE RESPONSIBILITIES.
---------------------------------------

o Annually prepare a report to stockholders as required by the Securities and Exchange Commission. The report should be included in the Company's annual proxy statement.

o Perform any other activities consistent with this Charter, the Company's Bylaws and governing law, as the Audit Committee or the Board of Directors deems necessary or appropriate.

o Maintain minutes of meetings and periodically report to the Board of Directors on significant results of the foregoing activities.

o Establish, review and update periodically a Code of Ethical Conduct and ensure that management has established a system to enforce this Code.

o        Periodically perform self-assessment of audit committee performance.

o Review financial and accounting personnel succession planning within the Company.

o Annually review policies and procedures as well as audit results associated with directors' and officers' expense accounts and perquisites. Annually review a summary of directors' and officers' related party transactions and potential conflicts of interest.

                                             By Order of the Board of Directors,


                                             By /s/ Mark Ellis
                                                --------------------------------
                                                Mark Ellis, President


Dated March 30, 2004

                                                                     APPENDIX 1


                                 INDIGINET, INC.
                    DEFINITION OF INDEPENDENCE AS IT PERTAINS
                           TO AUDIT COMMITTEE MEMBERS

         To be considered independent, a member of the Audit Committee cannot:

         1. Have been an employee of the Company or its affiliates within the last three years;

         2. Have received compensation from the Company or its affiliates in excess of $60,000 during the previous fiscal year, unless for board service, in the form of a benefit under a tax-qualified retirement plan, or non-discretionary compensation;

         3. Be a member of the immediate family of an executive officer of the Company or any of its affiliates, or someone who was an executive officer of the Company or any of its affiliates within the past three years;

         4. Be a partner, controlling stockholder, or executive officer of a for profit organization to which the Company made, or from which the Company received payments (other than those arising solely from investments in the Company's securities) in any of the past three years in excess of the greater of $200,000 or five percent of the consolidated gross revenues for that year of either organization; or

         5. Be employed as an executive of another entity where any of the Company's executives serves on that other entity's compensation committee.

         Subject to compliance with the listing requirements of The Nasdaq Stock Market or any applicable stock exchange and the regulations of the Securities and Exchange Commission, and under the limited circumstances set forth in such listing requirements and regulations, one person (who is not a current employee or family member of an employee) not meeting the foregoing criteria may be appointed to the Audit Committee if the Board of Directors (i) determines that the best interests of the Company and its stockholders so require, and (ii) discloses, in the next annual proxy statement subsequent to such determination, the nature of the relationship and the reasons for that determination.

                                                                   ATTACHMENT B

                                   CHARTER OF
                           THE COMPENSATION COMMITTEE
                            OF THE BOARD OF DIRECTORS
                               OF INDIGINET, INC.

         COMMITTEE COMPOSITION. The Compensation Committee (the "Committee") of the Board of Directors (the "Board") of Indiginet, Inc., a Florida corporation (the "Company"), will be comprised of at least two members of the Board who are not employees of the Company. The members of the Committee, including the Committee Chairman, will be annually appointed by and serve at the discretion of the Board.

         FUNCTIONS AND AUTHORITY. The operation of the Committee will be subject to the Articles of Incorporation of the Company and applicable Florida laws and any other applicable laws, rules or regulations, as in effect from time to time. The Committee will have the full power and authority to carry out the following responsibilities:

         1. To recommend the salaries, bonuses and incentives, and all cash, equity and other forms of compensation (the "total compensation") paid to the President and Chief Executive Officer of the Company, other members of the management of the Company as may be required under Florida law, and advise and consult with the Chief Executive Officer regarding the compensation scheme for all executive officers.

         2. To advise and consult with management to establish policies, practices and procedures relating to the Company's employee stock, option, cash bonus and incentive plans and employee benefit plans and, as may be required under applicable law, and administer any such plans.

         3. To administer the Company's employee stock option plan and perform the functions contemplated to be performed by the management with respect to the President and Chief Executive Officer and all plan participants who may be deemed "officers" for purposes of Section 16 of the Securities Exchange Act of 1934, as amended.

         4. To advise and consult with management regarding managerial personnel policies and compensation schemes.

         5. To review and make recommendations to the full Board concerning any fees and other forms of compensation paid to members of the Board for Board and committee service.

         6. To exercise the authority of the Board concerning any policies relating to the service by the President and Chief Executive Officer, or any other member of management or executive officer, as a director of any unrelated company, joint venture or other enterprise.

         7. At the Committee's sole discretion, to review all candidates for appointment to senior managerial or executive officer positions with the Company and provide a recommendation to the Board.

         8. At the Committee's sole discretion, to annually or periodically interview all officers who directly report to the President and Chief Executive Officer.

         9. To administer the annual performance review of the President and Chief Executive Officer this is completed by the full Board. The Committee Chairman together with the Chairman of the Board shall review the results of the performance evaluation with the Chief Executive Officer.

         10. To perform such other functions and have such other powers as may be necessary or convenient in the efficient discharge of the foregoing responsibilities and as may be delegated by the Board from time to time.

         11. To regularly report to the Board the activities of the Committee, or whenever it is called upon to do so.

         MEETINGS. The Committee will hold regular meetings each year as the Committee may deem appropriate. The President and Chief Executive Officer and Chairman of the Board, and any other invited employees and outside advisers, may attend any meeting of the Committee, except for portions of the meetings where his or their presence would be inappropriate, as determined by the Committee Chairman.

         MINUTES AND REPORTS. The Committee will keep minutes of each meeting and will distribute the minutes to each member of the Committee, and to members of the Board who are not members of the Committee and the Secretary of the Company. The Committee Chairman will report to the Board the activities of the Committee at the Board meetings or whenever so requested by the Board.

                                             By Order of the Board of Directors,


                                             By /s/ Mark Ellis
                                               ---------------------------------
                                                 Mark Ellis, President


Dated March 30, 2004.