Form 10QSB
period 2004-03-31
INDIGINET INC/FL
filed 2004-05-17
CIK 1132686

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2004.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______ to ________


                         COMMISSION FILE NUMBER 0-32333

                                 INDIGINET, INC,
                 (Name of small business issuer in its charter)

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 2, 2004, 357,881,007 shares of the issuer's common stock were outstanding.

     Transitional  Small Business Disclosure Format (check one):  Yes [ ] No [X]

                                 TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . .   2
  Item 1.  Financial Statements . . . . . . . . . . . . . . . . . . . . . . . .   2
    Balance Sheet as of March 31, 2004. . . . . . . . . . . . . . . . . . . . .   2
    Statement of Operations for the three months ended
      March 31, 2004 and 2003 . . . . . . . . . . . . . . . . . . . . . . . . .   3
    Statement of Cash Flows for the three months ended
      March 31, 2003. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   4
    Statement of Changes in Stockholders' Equity for the years ended
      December 31, 2003 and 2002 and for the three months ended
      March 31, 2004 (unaudited). . . . . . . . . . . . . . . . . . . . . . . .   5
    Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . . . .   6
  Item 2.  Management's Discussion and Analysis or Plan of Operation. . . . . .   9
  Item 3.  Controls and Procedures. . . . . . . . . . . . . . . . . . . . . . .  11
PART II - OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . .  12
  Item  1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . .  12
  Item  2.  Changes in Securities . . . . . . . . . . . . . . . . . . . . . . .  12
  Item  3.  Defaults Upon Senior Securities . . . . . . . . . . . . . . . . . .  13
  Item  4.  Submission of Matters to a Vote of Security Holders . . . . . . . .  13
  Item  5.  Other Information . . . . . . . . . . . . . . . . . . . . . . . . .  13
  Item  6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . .  13
SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 . . . .  15
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 . . . .  15
CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 . . . .  17
CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 . . . .  18

                                           PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                                   INDIGINET, INC.
                                                    BALANCE SHEET

                                                                                                     MARCH 31, 2004
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                                         $         6,622
  Other current assets                                                                                        4,148
                                                                                                    ----------------
    Total current assets                                                                                     10,770

    Property and equipment - net                                                                            364,879
    Other Assets                                                                                              5,019
                                                                                                    ----------------
    TOTAL ASSETS                                                                                    $       380,668
                                                                                                    ================

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
  Accounts payable and accrued expenses                                                             $        72,708
  Accounts payable and accrued expenses  - related parties                                                   25,187
  Notes payable - related party                                                                             162,431
                                                                                                    ----------------
    Total current liabilities                                                                               260,326

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, no par value, 150,000,000 and 15,000,000 shares authorized, none issued or                     -
  outstanding
  Preferred stock, Series A, convertible, redeemable, no par value, 50,000,000 shares authorized,           880,000
  18,000,000 issued and outstanding
  Common stock, no par value 2,000,000,000 shares authorized, 325,381,007 issued and                      4,477,787
  outstanding
  Deferred compensation                                                                                    (474,374)
  Treasury stock, 1,000 shares, at cost                                                                     (16,500)
  Accumulated (deficit)                                                                                  (4,746,571)
                                                                                                    ----------------
    Total stockholder's equity (deficit)                                                                    120,342
                                                                                                    ----------------
    TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                                                   $       380,668
                                                                                                    ================

                     The accompanying notes are an integral part of these financial statements.

                                    INDIGINET, INC.
                                STATEMENT OF OPERATIONS

                                                     FOR THE THREE     FOR THE THREE
                                                      MONTHS ENDED      MONTHS ENDED
                                                     MARCH 31, 2004    MARCH 31, 2003
REVENUES                                                          -                 -

COSTS AND EXPENSES
   General and administrative expenses                      293,152            38,422
   Stock compensation                                       171,553            21,300
   Depreciation                                              45,651                 -
                                                    ----------------  ----------------
                                                            510,356            59,722
                                                    ----------------  ----------------

Loss from operations                                       (510,356)          (59,722)

Other income (expense):
   Interest expense                                          (3,247)           (5,954)
   Gain on settlement of liabilities                         39,123                 -
                                                    ----------------  ----------------

  Loss before income taxes                                 (474,480)          (65,676)

  Income tax expense                                           (800)                -
                                                    ----------------  ----------------

Net loss                                            $      (475,280)  $       (65,676)
                                                    ================  ================

   PER SHARE INFORMATION - BASIC AND FULLY DILUTED

  Weighted average shares outstanding                   324,793,095       399,116,522
                                                    ==================================

NET LOSS PER COMMON SHARE
  Net loss                                          $         (0.00)  $         (0.00)

      The accompanying notes are an integral part of these financial statements.

                                             INDIGINET, INC.
                                         STATEMENT OF CASH FLOWS
                                   FOR THE THREE MONTHS ENDED MARCH 31

                                                                                  FOR THE THREE MONTHS
                                                                                     ENDED MARCH 31,
                                                                                   2004          2003
                                                                               ------------  ------------
CASH USED IN OPERATING ACTIVITIES
  Net Loss                                                                        (475,280)      (65,676)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation expense                                                            45,651
    Gain on settlement of accounts payable                                         (39,123)
    Non-cash compensation                                                            5,600
    Deferred compensation                                                                         21,300
  Changes in assets/liabilities:
    Other assets                                                                     5,089            (7)
    Accounts payable                                                                   865       (15,963)
    Accounts payable and accrued liabilities - related parties                        (920)       49,954
    Deferred compensation                                                          160,313
                                                                               ------------  ------------
      Net cash (used in) operating activities                                     (297,805)      (10,392)

INVESTING ACTIVITIES
  Acquisition of property and equipment                                             (5,034)            -
  Deposit on Leased Office                                                          (5,019)            -
                                                                               ------------  ------------
      Net cash (used in) investing activities                                      (10,053)            -
                                                                               ------------  ------------

FINANCING ACTIVITIES
  Proceeds from exercise of stock options                                           37,600             -
  Capital contributions                                                                  -        10,000
  Increase in bank overdraft                                                             -           392
                                                                               ------------  ------------
      Net cash provided by financing activities                                     37,600        10,392
                                                                               ------------  ------------

        Net increase (decrease) in cash                                           (270,258)            -

CASH AT BEGINNING OF YEAR                                                          276,880             -
                                                                               ------------  ------------
CASH AT END OF YEAR                                                            $     6,622   $         -
                                                                               ============  ============

SUPPLEMENTAL CASH FLOWS INFORMATION:
  Cash for paid for:
    Interest                                                                   $     3,247   $         -
                                                                               ============  ============
    Income taxes                                                               $         -   $         -
                                                                               ============  ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES
  Issuance of common stock to consultants                                      $     5,600
                                                                               ============

                The accompanying notes are an integral part of these financial statements.

                                                       INDIGINET, INC.
                                      CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)
                                        FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
                                    AND THE THREE MONTHS ENDED MARCH 31, 2004 (UNAUDITED)


                                                    Preferred Stock
                                                     Subscriptions           Common Stock
                                                 --------------------  ------------------------   Additional       Stock
                                                                                                   Paid-in      Subscription
                                                   Shares     Amount      Shares       Amount      Capital       Receivable
                                                 ----------  --------  ------------  ----------  ------------  --------------
Balance at December 31, 2001                                             1,493,440   $   71,200  $         -   $     (11,900)
Shares issued pursuant to asset purchase                                       240        5,040            -               -
agreement with Wireless Broadband Connect,
LLC
Shares issued pursuant to stock purchase                                     1,000       16,500            -               -
agreement with Fox Telecommunications, Inc.
Shares issued in exchange for note payable -                                 8,004      179,900            -               -
related party
Treasury stock related to settlement agreement                              (1,000)      16,500            -               -
with Fox Telecommunications, Inc.
Shares issued for services                                                   3,115       77,886            -               -
Subscription payment                                                             -            -            -          11,900
Capital contributions from shareholders                                          -            -      112,000               -
Net (loss)                                                                       -            -            -               -
                                                 ============================================================================
Balance at December 31, 2002                                             1,504,799   $  367,026  $   112,000   $           -
Elimination of par value                                                                112,000     (112,000)              -
Shares issued pursuant to asset purchase                                                                             400,000
agreement with C2C
Shares issued pursuant to asset purchase                                                                             480,000
agreement with Universal Broadband
Communications, Inc.
Shares issued in exchange for note payable -                             1,500,000      105,000
related party
Shares issued in exchange for note payable -                             1,500,000       15,000
related party
Shares issued for services to consultants                              164,380,000    1,584,760
Shares issued for services to employees                                147,395,208    1,510,801
Shares issued for officer compensation                                   2,600,000      740,000
Amortization of deferred compensation
Net (loss)
                                                 ----------------------------------------------------------------------------
Balance at December 31, 2003                              -  $      -  318,880,007   $4,434,587  $         -   $     880,000
                                                 ============================================================================
Issuance of Preferred Stock                      18,000,000   880,000                                               (880,000)
Shares issued for services to consultants                                1,000,000        5,600
Shares issued for services to employees                                  5,500,000       37,600
Amortization of deferred compensation
Net (loss)
                                                 ----------------------------------------------------------------------------
Balance at March 31, 2004                        18,000,000  $880,000  325,380,007   $4,477,787  $         -   $           -
                                                 ============================================================================


                                                  Treasury      Deferred      Accumulated
                                                   Stock      Compensation     (Deficit)       Total
                                                 ----------  --------------  -------------  ------------
Balance at December 31, 2001                     $       -   $           -   $   (184,339)  $  (125,039)
Shares issued pursuant to asset purchase                 -               -              -         5,040
agreement with Wireless Broadband Connect,
LLC
Shares issued pursuant to stock purchase                 -               -              -        16,500
agreement with Fox Telecommunications, Inc.
Shares issued in exchange for note payable -             -               -              -       179,900
related party
Treasury stock related to settlement agreement     (16,500)              -              -             -
with Fox Telecommunications, Inc.
Shares issued for services                               -               -              -        77,886
Subscription payment                                     -               -              -        11,900
Capital contributions from shareholders                  -               -              -       112,000
Net (loss)                                               -               -       (778,343)     (778,343)
                                                 =======================================================
Balance at December 31, 2002                     $ (16,500)              -   $   (962,682)  $  (500,156)
Elimination of par value                                 -               -              -             -
Shares issued pursuant to asset purchase                                 -                      400,000
agreement with C2C
Shares issued pursuant to asset purchase                                                        480,000
agreement with Universal Broadband
Communications, Inc.
Shares issued in exchange for note payable -                                                    105,000
related party
Shares issued in exchange for note payable -                                                     15,000
related party
Shares issued for services to consultants                       (1,584,760)                           -
Shares issued for services to employees                                                       1,510,801
Shares issued for officer compensation                            (740,000)                           -
Amortization of deferred compensation                            1,690,073                    1,690,073
Net (loss)                                                                     (3,308,609)   (3,308,609)
                                                 -------------------------------------------------------
Balance at December 31, 2003                     $ (16,500)  $    (634,687)  $ (4,271,291)  $   392,109
                                                 =======================================================
Issuance of Preferred Stock                                                                           -
Shares issued for services to consultants                           (5,600)                           -
Shares issued for services to employees                                                          37,600
Amortization of deferred compensation                              165,913                      165,913
Net (loss)                                                                       (475,280)     (475,280)
                                                 -------------------------------------------------------
Balance at March 31, 2004                        $ (16,500)  $    (474,374)  $ (4,746,571)  $   120,342
                                                 =======================================================

                 The accompanying notes are an integral part of these financial statements.

                                 INDIGINET, INC
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (Unaudited)

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

     In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from operations for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. The unaudited condensed consolidated financial statements should be read in conjunction with the December 31, 2003 financial statements and footnotes thereto included in the Company's Securities and Exchange Commission Form 10-KSB.

BUSINESS AND BASIS OF PRESENTATION
----------------------------------

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

STOCK BASED COMPENSATION
------------------------

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

     Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net loss and losses per share would have been as follows:

                                                                  FOR THE THREE MONTHS ENDED MARCH 31,
                                                                       2004                  2003
  Net loss - as reported                                       $          (475,280)  $           (65,676)
  Add: Total stock based employee compensation expense as                    5,640                     0
  reported under intrinsic value method (APB. No. 25)
  Deduct: Total stock based employee compensation expense                   (5,659)                    0
  as reported under fair value based method (SFAS No. 123)
  Net loss - Pro Forma                                         $          (475,261)  $           (65,676)
  Net loss attributable to common stockholders - Pro forma     $          (475,261)  $           (65,676)
  Basic (and assuming dilution) loss per share - as reported   $              (.00)  $              (.00)
  Basic (and assuming dilution) loss per share - Pro forma     $              (.00)  $              (.00)

RECENT PRONOUNCEMENTS
---------------------

     In January 2003, the FASB issued interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), as revised December 2003. This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities (VIEs) that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) the equity investors lack an essential characteristic of a controlling financial interest. This interpretation applies immediately to VIEs created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to VIEs in which an enterprise holds a variable interest that it acquired before February 1, 2003. The application of FIN 46 did not have a material effect on our consolidated financial statements.

NOTE B - PROPERTY AND EQUIPMENT

     On December 30, 2003, the Company completed the acquisition of certain items of property and equipment in transactions with two companies controlled by Indiginet President and Chief Executive Officer (the "Asset Acquisitions"). Pursuant to the Asset Acquisitions, the Company acquired property and equipment valued at approximately $405,497 in exchange for a total of 11,000,000 shares of Indiginet's Series A Convertible Preferred Stock. These assets were valued at their historical net book value at the time of acquisition, which approximates their fair value. The Company began depreciating these assets during the three months ended March 31, 2004. The Company is depreciating this property over periods of from 24 to 36 months. The Company recognized $45,561 of depreciation expense related to this property during the three months ended March 31, 2004.

     Property and equipment at March 31, 2004 and 2003 consisted of the following:

Furniture and fixtures          $235,960   $     0
Office equipment                  85,170         0
Software                          89,400         0
                                ---------  -------
                                 410,530         0
Less: accumulated depreciation   (45,651)        0
                                ---------  -------
                                $364,897   $     0
                                =========  =======

NOTE C - NOTES PAYABLE - RELATED PARTIES

     In January, 2002, the Company entered into an asset purchase agreement with Wireless Broadband Connect, LLC ("WBBC"), (see Note 5). As a result of the agreement, the Company assumed a total of $58,874 in unsecured related party notes payable. Interest on these notes accrues at 8% and the notes are delinquent as of March 31, 2004.

     During the year ended December 31, 2002 the Company entered into notes payable aggregating $238,828 with related parties. As of March 31, 2004, the outstanding notes payables was $162,431.

     On September 9, 2003, the Company settled note principal of $117,006 and accrued interest of $9,964 by issuing 1,500,000 shares of the Company's restricted common stock valued at $ $0.07 per share for a total of $105,000. As a result, the Company realized a gain of $21,970 in the settlement.

     On November 12, 2003, the Company settled a note payable, comprised of unpaid principal of $18,265 and accrued and unpaid interest of $1,441, by issuing 1,500,000 shares of the Company's restricted common stock at $0.01 per share for a total of $19,706. As a result, the Company realized a gain of $4,706 in the settlement.

     These notes are unsecured, short-term, and bear interest at rates ranging from 8% to 12%. Of this amount, $103,557 was delinquent as of March 31, 2004. Accrued interest expense under these notes as of March 31, 2004 was $25,187 and is included in accounts payable and accrued expenses - related parties.

NOTE D - CAPITAL STOCK

COMMON STOCK
------------

     During the three months ended March 31, 2004 the Company issued 1,000,000 shares of common stock with a fair market value of $5,600 to consultants in exchange for services to be provided through March 2004. The shares were issued at their fair market value ranging from $0.056 per share on the date the Company agreed to issue the shares. The Company has charged to expense the entire amount of $5,600 during the three months ended March 31, 2004.

     During the three months ended March 31, 2004, the Company issued stock options of stock options to purchase 5,500,000 of common stock under the Company's Employee Stock Incentive Plan (see Note C). These options were all immediately exercised. The Company received proceeds of $31,960 and recognized compensation expense of $5,540 related to the exercise of these options for the three months ended March 31, 2004.

     All valuations of the above shares are based on the stock price at the date of issue, which did not differ materially from the value of the services that were rendered by the consultants under the contracts.

NOTE E - STOCK OPTIONS AND WARRANTS

     The Company has four (4) Employee Stock Incentive Plans ("ESIP") and Non-Employee Director and Consultant's Retainer Stock Plans ("NDCRSP"). The purpose of the ESIP is to provide stock incentive to employees of the Company. Under the ESIP plans, employees are entitled to purchase shares for no less than 80% of the market price of the company's common stock. Shares issued under the plan are approved by the Compensation Committee of the Company's Board of Directors.

     The purpose of the NDRCSP's, is to attract non-employee directors and consultants who are capable of improving the success of the Company by providing a direct economic interest to Company performance. Under the terms of this plan, non-employee directors or consultants may be compensated through the issuance of Company stock at a deemed value of $0.0009 per share. The plan is administered by the Compensation Committee of the Company's Board of Directors.

     The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to shareholders and employees at March 31, 2004.

                                                      WEIGHTED
                                     NUMBER OF    AVERAGE EXERCISE
                                       SHARES           PRICE
  Outstanding at December 31, 2003            -                   -
  Granted                           147,395,200   $            0.01
  Exercised                         147,395,200                0.01
  Cancelled                                   -                   -

  Outstanding at December 31, 2003            -   $               -
  Granted                             5,500,000   $           .0056
  Exercised                          (5,500,000)              .0056
  Cancelled                                   -                   -

  Outstanding at March 31, 2004               -                   -

     The weighted-average fair value of stock options granted to employees during the period ended March 31, 2004 and 2003 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

                                                   2004        2003
     Significant assumptions (weighted-
     average):
     Risk-free interest rate at  grant date        2.35%        N/A
     Expected stock price volatility                 58%        N/A
     Expected dividend payout                         -           -
     Expected option life-years (a)                   -           -

(a) The expected option life is based on contractual expiration dates.

NOTE F - RELATED PARTY TRANSACTIONS

     On March 7, 2003, and as subsequently amended on August 14, 2003, the Company entered into a three-year employment agreement with its Chief Executive Officer. The agreement calls for the following:

                                  2003        2004        2005
           Base salary         $  350,000  $  400,000  $  450,000
           Bonus               $50,000 to  $50,000 to  $50,000 to
                               $  100,000  $  100,000  $  100,000
           Stock Options            1,336       1,336       1,336

     Through the three months ended March 31, 2004, the Company has paid the Company's Chief Executive Officer in the form of cash and the Company's common stock substantially in excess of his employment agreement.

     In addition, the agreement calls for stock awards of up to 56,000 shares of either common stock or preferred stock based upon the Company reaching certain milestones.

NOTE G - SUBSEQUENT EVENT

     On April 30 , 2004 we entered into an Asset Purchase Agreement with The Site Doctors, a California general partnership ("Site Doctors") pursuant to which we purchased all of the assets of Site Doctors all of which were related to Site Doctors' business of web design and hosting (the "Acquisition"). We intend to use the assets acquired in the Acquisition to expand our customer and client base and product offerings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

FORWARD-LOOKING INFORMATION

     Much of the discussion in this Item is "forward looking" as that term is used in Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. Actual operations and results may materially differ from present plans and projections due to changes in economic conditions, new business opportunities, changed business conditions, and other developments. Other factors that could cause results to differ materially are described in our filings with the Securities and Exchange Commission.

     The following are factors that could cause actual results or events to differ materially from those anticipated, and include, but are not limited to general economic, financial and business conditions, changes in and compliance with governmental laws and regulations, including various state and federal environmental regulations, our current dependency on Mark Ellis, our sole director and executive officer, to continue funding our operations and, to the extent he should ever become unwilling to do so, our ability to obtain additional financing from outside investors and/or bank and mezzanine lenders, and our ability to generate sufficient revenues to cover operating losses and position us to achieve positive cash flow.

     Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We believe the information contained in this Form 10-QSB to be accurate as of the date hereof. Changes may occur after that date. We will not update that information except as required by law in the normal course of our public disclosure practices.

     Additionally, the following discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 1 of Part I of this Form 10-QSB, as well as the financial statements in Item 7 of Part II of our Form 10-KSB for the fiscal year ended December 31, 2003.

MANAGEMENT'S PLAN OF OPERATION

     We were formed on September 24, 1997 in Florida under the name "October Project 1 Corp." On September 6, 2000 we changed our name to Indiginet, Inc. During 2001 and 2002 we marketed and distributed telecommunications and internet services and products. Our efforts to develop the business failed, and as of December 31, 2002 all our previous operations ceased.

     On February 24, 2003, control of our company changed to Mark Ellis, our current chairman of the board of directors, president, chief executive officer and chief financial officer. Since the change in our control in February, 2003, we have been inactive with no operations. We are seeking to merge or acquire an interest in business opportunities.

     Effective with the change in control of our company, our activities have focused on:

     - Maintaining our registration status and filing the required reports under the Securities Exchange of 1934 Filing four (4) registration statements on SEC Form S-8 under the Securities Act of 1933 and receiving the aggregate proceeds of $1,283,162 from the registrations.

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

     We have begun to consider and investigate potential business opportunities. We are considered a development stage company and its principal business purpose now is to locate and consummate a merger or acquisition with a private entity. Because of our current status having limited assets and no recent operating history, in the event we do successfully acquire or merge with an operating business opportunity, it is likely that our present shareholders will experience substantial dilution and there will be a probable change in control of our company.

     We are not currently engaged in an active trade or business and have never been able to move beyond the development stage since inception.

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

FIRST QUARTER COSTS AND CHANGES IN FINANCIAL CONDITIONS

     As of the date of this report, we have not engaged in any business activities which provide cash flow, and have not recorded any revenues from operations.

RESULTS OF OPERATIONS

     During the quarter ended March 31, 2004, we incurred a net loss of $475,280 and no revenues. The loss featured sales, marketing, general, administrative and interest expenses.

LIQUIDITY AND CAPITAL RESOURCES

     As discussed by our accountants in the audited financial statements included in Item 7 of Form 10-KSB filed on March 30, 2004, our revenue is currently insufficient to cover our costs and expenses. Mark Ellis, our director and chief executive officer, continues to provide us the funds needed to continue its development and operations. To the extent our revenue shortfall exceeds this stockholder's willingness and ability to continue providing us the funds needed, management anticipates raising any necessary capital from outside investors coupled with bank or mezzanine lenders. As of the date of this report, we have not entered into any negotiations with any third parties to provide such capital.

     Our management anticipates that our current financing strategy of private debt and equity offerings will meet our anticipated objectives and business operations for the next 12 months. Management continues to evaluate opportunities for corporate development. Subject to our ability to obtain adequate financing at the applicable time, we may enter into definitive agreements on one or more of those opportunities.

     On March 31, 2004, the Financial Accounting Standards Board (FASB) issued a proposed Statement, Share-Based Payment, an amendment of FASB Statements No. 123 and 95, that would require companies to account for stock-based compensation to employees using a fair value method as of the grant date. The proposed statement addresses the accounting for transactions in which a company receives employee services in exchange for equity instruments such as stock options, or liabilities that are based on the fair value of the company's equity instruments or that may be settled through the issuance of such equity instruments, which includes the accounting for employee stock purchase plans. This proposed statement would eliminate a company's ability to account for share-based awards to employees using APB Opinion 25, Accounting for Stock Issued to Employees but would not change the accounting for transactions in which a company issues equity instruments for services to non-employees or the accounting for employee stock ownership plans. The proposed statement, if adopted, would be effective for awards that are granted, modified, or settled in fiscal years beginning after December 15, 2004. The Company is in the process of assessing the potential impact of this proposed statement to the financial statements.

SUBSEQUENT EVENT

     On April 30 , 2004 we entered into an Asset Purchase Agreement with The Site Doctors, a California general partnership ("Site Doctors") pursuant to which we purchased all of the assets of Site Doctors all of which were related to Site Doctors' business of web design and hosting (the "Acquisition"). We intend to use the assets acquired in the Acquisition to expand our customer and client base and product offerings.

OFF-BALANCE SHEET ARRANGEMENTS

     We do not have any off-balance sheet arrangements.

ITEM 3.  CONTROLS AND PROCEDURES.

     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the

Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

     Evaluation of disclosure and controls and procedures. As of the end of the period covered by this Quarterly Report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     Changes in internal controls over financial reporting. There was no change in our internal controls, which are included within disclosure controls and procedures, during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     We are not currently a party to any legal proceedings required to be described in response to Item 103 of Regulation S-B.

ITEM 2.  CHANGES IN SECURITIES.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

     On April 30, 2004 we entered into an Asset Purchase Agreement with The Site Doctors, a California general partnership ("Site Doctors") pursuant to which we purchased all of the assets of Site Doctors all of which were related to Site Doctors' business of web design and hosting (the "Acquisition"). We intend to use the assets acquired in the Acquisition to expand our customer and client base and product offerings.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits.


EXHIBIT NO.                         IDENTIFICATION OF EXHIBIT
-----------                         -------------------------
   3.1**     Articles of Incorporation.
   3.2**     Bylaws.
   31.1*     Certification of Mark Ellis, Chief Executive Officer of Indiginet, Inc., pursuant to 18 U.S.C.
             Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.
   31.2*     Certification of Mark Ellis, Chief Financial Officer of Indiginet, Inc., pursuant to 18 U.S.C.
             Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.
   32.1*     Certification of Mark Ellis, Chief Executive Officer of Indiginet, Inc., pursuant to 18 U.S.C.
             Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002.
   32.2*     Certification of Mark Ellis, Chief Financial Officer of Indiginet, Inc., pursuant to 18 U.S.C.
             Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002

__________
*    Filed  herewith.
**   Previously  filed.

(b)  Reports  on  Form  8-K.

     Form 8-K filed January 8, 2004 regarding the acquisition by us of certain assets of C2C Exchange, Inc. ("C2C"). C2C was incorporated in January of 2003. Consequently, it was impossible to provide C2C's historical financial statements for the year ended December 31, 2001and 2002, as required by Item 7 of the Form 8-K. Pursuant to Section 210.3-05(b)(4)(iv) of Regulation S-X, the separate audited balance sheet of C2C for the period since its inception in January 2003, to December 30, 2003 was not required to be furnished, since the most recent balance sheet of C2C would not be required by Section 210.3-01 of Regulation S-X at a date prior to the date of the acquisition described in the Form 8-K filed by us on January 8, 2004.

     Form 8-K filed January 14, 2004 regarding the acquisition by us of certain assets of Universal Broadband Communications, Inc. ("UBC"). As the acquired assets of UBC did not meet the minimum significance tests under Regulation S-X, financial statements regarding the acquired assets were not required to be provided.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       INDIGINET, INC.

Dated May 12, 2004.

                                       By  /s/  Mark Ellis
                                         ---------------------------------------
                                         Mark Ellis,
                                         President and Chief Executive Officer