Form 10QSB
period 2004-06-30
INDIGINET INC/FL
filed 2004-08-16
CIK 1132686

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 2004.

       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______ to ________


                        Commission file number: 000-32333


                                 INDIGINET, INC.
                 (Name of small business issuer in its charter)

               Florida                                      65-0972865
    --------------------------------                    ------------------
      (State or other jurisdiction                       (I.R.S. Employer
    of incorporation or organization)                   Identification No.)

      5000 Birch Street, Suite 3000,                             92660
   ---------------------------------------                    ----------
        Newport Beach, California                             (Zip Code)
   (Address of principal executive offices)

                                 (949) 476-3711
                           --------------------------
                           (Issuer's telephone number)


     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 30, 2004, the issuer had 787,474,007 shares of its common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION.................................................3
     Item 1.  Financial Statements

        Balance Sheet as of June 30, 2004....................................F-1

        Statement of Operations for the three months and six months ended June 30, 2004 and 2003.......................................F-2

        Statement of Cash Flows for the six months ended
          June 30, 2004 and 2003.............................................F-3

        Statement of Changes in Stockholders' Equity for the years ended
          December 31, 2003 and 2002 and for the six months ended
          June 30, 2004 and 2003.............................................F-4

        Notes to Financial Statements........................................F-6

     Item 2.  Management's Discussion and Analysis or Plan of Operation........2

     Item 3.  Controls and Procedures..........................................6

PART II - OTHER INFORMATION....................................................6

     Item  1.  Legal Proceedings...............................................6

     Item  2.  Changes in Securities...........................................6

     Item  3.  Defaults Upon Senior Securities.................................7

     Item  4.  Submission of Matters to a Vote of Security Holders.............7

     Item  5.  Other Information...............................................7

     Item  6.  Exhibits and Reports on Form 8-K................................7

SIGNATURES.....................................................................8

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

         The financial statements and related notes are included as part of this Quarterly Report as indexed in the appendix on page F-1 through F-11.


                           Indiginet, Inc.
                            Balance Sheet

                                                                     June 30, 2004
                                                                     --------------

                                ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                           $    110,597
   Accounts receivable - trade                                                5,300
   Other current assets                                                       4,148
                                                                       ------------
Total current assets                                                        120,045

Property and equipment - net                                                326,115
        Other assets                                                          5,019

                                                                       ------------
TOTAL ASSETS                                                           $    451,179
                                                                       ============



                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses                               $    130,675
   Accounts payable and accrued expenses - related parties                   28,225
   Notes payable - related party                                            160,931
                                                                       ------------
Total current liabilities                                                   319,831

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Preferred stock, no par value, 150,000,000 and 15,000,000
      shares authorized, none issued or outstanding                             --
   Preferred stock, Series A, convertible, redeemable,
      no par value, 50,000,000 shares authorized,
      18,000,000 issued and outstanding                                     880,000
   Common stock, no par value 2,000,000,000 shares
      authorized, 787,474,007 issued and outstanding                      5,585,597
   Stock options exercise price receivable                                 (113,688)
   Deferred compensation                                                   (452,499)
   Treasury stock, 1,000 shares, at cost                                    (16,500)
   Accumulated (deficit)                                                 (5,751,562)
                                                                       ------------
Total stockholder's equity                                                  131,348

                                                                       ------------
TOTAL LIABILITIES AND STOCKHOLDERS'  EQUITY                            $    451,179
                                                                       ============

The accompanying notes are an integral part of these financial statements.

                                 Indiginet, Inc.
                            Statements of Operations

                                                    For the Three Months Ended      For the Six Months Ended
                                                  -----------------------------   -----------------------------
                                                      June 30,        June 30,       June 30,        June 30,
                                                        2004            2003           2004            2003
                                                   -------------    -----------    -------------    -----------

REVENUES                                           $       9,485    $        --    $       9,485    $        --

COSTS AND EXPENSES
   Stock compensation                                    637,596        790,933          809,149        812,233
   General and administrative expenses                   292,906         52,225          586,058         90,647
   Depreciation expense                                   46,635             --           92,286             --
   Investment expense                                     34,001             --           34,001             --

                                                   -------------    -----------    -------------    -----------
                                                       1,011,138        843,158        1,521,494        902,880
                                                   -------------    -----------    -------------    -----------

Loss from operations                                  (1,001,653)      (843,158)      (1,512,009)      (902,880)

Other income (expense):
   Interest expense                                       (3,338)        (5,954)          (6,585)       (11,908)
   Gain on settlement of liabilities                          --             --           39,123             --
                                                   -------------    -----------    -------------    -----------

  loss before income taxes                            (1,004,991)      (849,112)      (1,479,471)      (914,788)

  Income tax expense                                          --             --              800             --
                                                   -------------    -----------    -------------    -----------

Net loss                                           $  (1,004,991)   $  (849,112)   $  (1,480,271)   $  (914,788)
                                                   =============    ===========    =============    ===========


PER SHARE INFORMATION -
   BASIC AND FULLY DILUTED
  Weighted average shares outstanding                508,954,150      2,627,119      416,873,622      2,114,143
                                                   =============    ===========    =============    ===========

NET LOSS PER COMMON SHARE                          $      (0.002)   $     (0.32)   $      (0.004)   $     (0.43)
                                                   =============    ===========    =============    ===========

The accompanying notes are an integral part of these financial statements.

                                 InDigiNet, Inc.
                            Statements of Cash Flows
                        For the Six Months Ended June 30

                                                                2004          2003
                                                             -----------    ---------

OPERATING ACTIVITIES
     Net Loss                                               $(1,480,271)   $(914,788)
     Adjustments to reconcile net loss to net cash
     used in operating activities:
         Depreciation expense                                    92,286           --
         Gain on settlement of accounts payable                 (39,123)          --
         Non-cash compensation                                  576,321      802,642
         Investment expense                                       6,000           --
         Deferred compensation                                       --       21,300
     Changes in assets / liabilities:
         Accounts receivable                                     (5,300)          --
         Other assets                                             5,089           --
         Accounts payable                                        58,832      (25,114)
         Accounts payable and accrued
           liabilities - related parties                            617          268
         Deferred compensation                                  182,188           --
                                                            -----------    ---------
                Net cash (used in) operating activities        (603,361)    (115,692)
                                                            -----------    ---------

INVESTING ACTIVITIES
     Acquisition of property and equipment                      (12,905)          --
     Deposit on leased office                                    (5,019)          --
                                                            -----------    ---------
                Net cash (used in) investing activities         (17,924)          --
                                                            -----------    ---------

FINANCING ACTIVITIES
     Proceeds from exercise of stock options                    455,001      140,536
     Capital contributions                                           --       10,000
                                                            -----------    ---------
                Net cash provided by financing activities       455,001      150,536
                                                            -----------    ---------

                    Net increase (decrease) in cash            (166,284)      34,844

CASH AT BEGINNING OF YEAR                                       276,880           --
                                                            -----------    ---------

CASH AT END OF YEAR                                         $   110,596    $  34,844
                                                            ===========    =========

SUPPLEMENTAL CASH FLOWS INFORMATION:
     Cash for paid for:
         Interest                                           $     3,338    $      --
                                                            ===========    =========
         Income taxes                                       $        --    $      --
                                                            ===========    =========

SUPPLEMENTAL DISCLOSURE OF
  NON-CASH INVESTING AND FINANCING ACTIVITIES

     Issuance of common stock to consultants                $   482,600    $      --
                                                            ===========    =========
     Issuance of common stock to employees                  $        --    $      --
                                                            ===========    =========


The accompanying notes are an integral part of these financial statements.

                 InDigiNet, Inc.
Consolidated Statement of Stockholders' Equity
 For the Years Ended December 31, 2003 and 2002 and the Six Months Ended June 30, 2004 (unaudited)


                                            Preferred Stock            Common Stock       Additional
                                         -----------------------------------------------   Paid-in
                                           Shares      Amount      Shares       Amount     Capital
                                         ------------------------------------------------------------


Balance at December 31, 2001                                      1,493,440   $   71,200  $        -

Shares issued pursuant to asset
  purchase agreement with Wireless
  Broadband Connect, LLC                                                240        5,040

Shares issued pursuant to stock
  purchase agreement with Fox
  Telecommunications, Inc.                                            1,000       16,500

Shares issued in exchange for
  note payable - related party                                        8,004      179,900

Treasury stock related to
  settlement agreement with Fox
  Telecommunications, Inc.                                           (1,000)      16,500

Shares issued for services                                            3,115       77,886

Subscription payment

Capital contributions
  from shareholders                                                                          112,000

Net (loss)

                                         ------------------------------------------------------------
Balance at December 31, 2002                     -    $     -     1,504,799   $  367,026  $  112,000
                                         ============================================================

Elimination of par value                                                         112,000    (112,000)

Shares issued pursuant to
  asset purchase agreement with C2C


Shares issued pursuant to asset
  purchase agreement with UBC, Inc.


Shares issued in exchange for note
  payable - related party                                         1,500,000      105,000

Shares issued in exchange for note
  payable - related party                                         1,500,000       15,000

Shares issued to consultants
  for services                                                  164,380,000    1,584,760

Shares issued to employees
  for services                                                  147,395,208    1,510,801

Shares issued for
  officer compensation                                            2,600,000      740,000

Amortization of deferred
  compensation

Net (loss)

                                         ------------------------------------------------------------
Balance at December 31, 2003                     -    $     -   318,880,007   $4,434,587  $        -
                                         ============================================================


InDigiNet, Inc.
Consolidated Statement of Stockholders' Equity
For the Years Ended December 31, 2003 and 2002 and the Six Months Ended June 30, 2004 (unaudited)(continued)


                                            Preferred Stock            Common Stock       Additional
                                         -----------------------------------------------   Paid-in
                                           Shares      Amount      Shares       Amount     Capital
                                         ------------------------------------------------------------

Issuance of Preferred Stock              18,000,000    880,000

Shares issued to consultants
  for services                                                    1,000,000        5,600

Shares issued to employees
  under stock option plans                                        5,500,000       37,600

Amortization of
  deferred compensation

Net (loss)

                                         ------------------------------------------------------------
Balance at March 31, 2004                18,000,000  $ 880,000  325,380,007   $4,477,787  $        -
                                         ============================================================

Shares issued to consultants
  for services                                                  148,000,000      477,000

Shares issued to employees
  under stock option plans                                      245,219,000      491,060

Shares issued to employees
  under stock option plans -
  options receivable                                             66,875,000      133,750

Shares issued for investment                                      2,000,000        6,000

Amortization of
  deferred compensation

   Net (loss)

                                         ------------------------------------------------------------
Balance at June 30, 2004                 18,000,000  $ 880,000  787,474,007   $5,585,597  $        -
                                         ============================================================

The accompanying notes are an integral part of these financial statements.

InDigiNet, Inc.
Consolidated Statement of Stockholders' Equity
For the Years Ended December 31, 2003 and 2002 and the Six Months Ended June 30, 2004 (unaudited)(continued)


                                             Stock                   Stock
                                         Subscriptions   Treasury   Options       Deferred    Accumulated
                                           Receivable      Stock   Receivable   Compensation   (Deficit)       Total
                                         ------------------------------------------------------------------------------

Balance at December 31, 2001             $    (11,900)   $      -  $        -   $          -  $  (184,339)   $ (125,039)

Shares issued pursuant to asset
  purchase agreement with Wireless
  Broadband Connect, LLC                                                                                          5,040

Shares issued pursuant to stock
  purchase agreement with Fox
  Telecommunications, Inc.                                                                                       16,500

Shares issued in exchange for
  note payable - related party                                                                                  179,900

Treasury stock related to
  settlement agreement with Fox                                                                                       -
  Telecommunications, Inc.                                (16,500)

Shares issued for services                                                                                       77,886

Subscription payment                           11,900                                                            11,900

Capital contributions
  from shareholders                                                                                             112,000

Net (loss)                                                                                       (778,343)     (778,343)

                                         ------------------------------------------------------------------------------
Balance at December 31, 2002             $           -   $(16,500) $        -   $          -  $  (962,682)   $ (500,156)
                                         ==============================================================================
Elimination of par value

Shares issued pursuant to
  asset purchase agreement with C2C           400,000                                                           400,000


Shares issued pursuant to asset
  purchase agreement with UBC, Inc.           480,000                                                           480,000


Shares issued in exchange for note
  payable - related party                                                                                       105,000

Shares issued in exchange for note
  payable - related party                                                                                        15,000

Shares issued to consultants
  for services                                                                   (1,584,760)                          -

Shares issued to employees
  under stock option plans                                                                                    1,510,801

Shares issued for
  officer compensation                                                             (740,000)                          -

Amortization of deferred
  compensation                                                                    1,690,073                   1,690,073

Net (loss)                                                                                     (3,308,609)   (3,308,609)

                                         ------------------------------------------------------------------------------
Balance at December 31, 2003             $    880,000    $(16,500) $        -   $  (634,687)  $(4,271,291)   $  392,109
                                         ==============================================================================

InDigiNet, Inc.
Consolidated Statement of Stockholders' Equity
For the Years Ended December 31, 2003 and 2002 and the Six Months Ended June 30, 2004 (unaudited)(continued)

                                             Stock                   Stock
                                         Subscriptions   Treasury   Options       Deferred    Accumulated
                                           Receivable      Stock   Receivable   Compensation   (Deficit)       Total
                                         ------------------------------------------------------------------------------

Issuance of Preferred Stock                  (880,000)
                                                                                                                      -
Shares issued to consultants
  for services                                                                       (5,600)                          -

Shares issued to employees
  under stock option plans                                                                                       37,600

Amortization of
  deferred compensation                                                             165,913                     165,913

Net (loss)                                                                                       (475,280)     (475,280)

                                         --------------- --------------------------------------------------------------
Balance at March 31, 2004                $           -   $(16,500) $        -   $  (474,374)  $(4,746,571)   $  120,342
                                         =============== ==============================================================

Shares issued to consultants
  for services                                                                      (60,000)                    417,000

Shares issued to employees
  under stock option plans                                                                                      491,060

Shares issued to employees
  under option plans -
  options receivable                                                (113,688)                                    20,062

Shares issued for investment                                                                                      6,000

Amortization of
  deferred compensation                                                              81,875                      81,875

   Net (loss)                                                                                  (1,004,991)   (1,004,991)

                                         ------------------------------------------------------------------------------
Balance at June 30, 2004                 $           -   $(16,500) $(113,688)   $  (452,499)  $(5,751,562)   $  131,348
                                         =============================================================================


The accompanying notes are an integral part of these financial statements.

                                 INDIGINET, INC
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (Unaudited)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from operations for the three-month and six-month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. The unaudited condensed consolidated financial statements should be read in conjunction with the December 31, 2003 financial statements and footnotes thereto included in the Company's Securities and Exchange Commission Form 10-KSB.

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

Revenue Recognition
-------------------

For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition ("SAB104"), which superceded Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB101").

SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. Deferred revenues as of June 30, 2004 and 2003 are $1,515 and $0, respectively.

SAB 104 incorporates Emerging Issues Task Force 00-21 ("EITF 00-21"), Multiple-Deliverable Revenue Arrangements. EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing EITF 00-21 on the Company's consolidated financial position and results of operations was not significant.

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

Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net loss and losses per share would have been as follows:



                                                            For the three
                                                            months ended
                                                               June 30,
                                                          2004          2003
                                                    -------------  -------------
Net loss - as reported                               $(1,004,991)   $  (849,112)
Add: Total stock based employee compensation
  expense as reported
under intrinsic value method (APB. No. 25)                73,659        423,771
Deduct: Total stock based employee compensation
  expense as reported
under fair value based method (SFAS No. 123)             (82,627)      (586,471)
                                                     ------------  -------------
Net loss - Pro Forma                                 $(1,013,959)   $(1,011,812)
Net loss attributable to common stockholders
  - Pro forma                                        $(1,013,959)   $(1,011,812)
Basic (and assuming dilution) loss per share
  - as reported                                      $     (.002)   $      (.32)
Basic (and assuming dilution) loss per share
  - Pro forma                                        $     (.002)   $      (.39)






                                                             For the six
                                                             months ended
                                                               June 30,
                                                          2004         2003
                                                     ------------   ------------
Net loss - as reported                               $(1,480,991)   $(914,788)
Add: Total stock based employee compensation
  expense as reported under intrinsic value method
  (APB. No. 25)                                           79,299      423,771
Deduct: Total stock based employee compensation
  expense as reported under fair value based method
  (SFAS No. 123)                                         (88,286)    (586,471)
                                                     ------------   ------------
Net loss - Pro Forma                                 $(1,489,978)   $(1,077,488)
Net loss attributable to common stockholders
  - Pro forma                                        $(1,489,978)   $(1,077,488)
Basic (and assuming dilution) loss per share
  - as reported                                      $     (.004)   $      (.43)
Basic (and assuming dilution) loss per share
  - Pro forma                                        $     (.004)   $      (.51)

Going Concern
-------------

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has no established source of revenue. This matter raises substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Site Doctors Acquisition
------------------------

On April 30, 2004, the Company purchased for $40,000 cash substantially all of the assets of The Site Doctors, a partnership located in Orange County, California. The Site Doctors was in the business of web hosting and web site development. The Company assigned the purchase price to the assets acquired, and wrote off to expense the value of the intangible assets, as follows:


        Accounts receivable             $   7,999
        2 Computers and software            4,000
        Customer list and non-compete
          agreements                       28,001
                                        ---------
        Total cost                      $  40,000
        Write-off intangible assets       (28,001)
                                        ---------
                                        $  11,999
                                        =========

NOTE B - PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2004 and 2003 consisted of the following:

                                          2004              2003
                                       ----------        ----------
Furniture and fixtures                 $ 235,960         $      0
Office equipment                          93,041                0
Software                                  89,400                0
                                       ----------        ----------

                                         418,401                0
Less: accumulated depreciation           (92,286)               0
                                       ----------        ----------
                                       $ 326,115         $      0
                                       ==========        ==========

NOTE C - NOTES PAYABLE - RELATED PARTIES

In January, 2002, the Company entered into an asset purchase agreement with Wireless Broadband Connect, LLC ("WBBC"), (see Note 5). As a result of the agreement, the Company assumed a total of $58,874 in unsecured related party notes payable. Interest on these notes accrues at 8% and the notes are delinquent as of June 30, 2004.

During the year ended December 31, 2002 the Company entered into notes payable aggregating $238,828 with related parties. As of June 30, 2004, the amount outstanding under notes payable was $160,931.

On September 9, 2003, the Company settled note principal of $117,006 and accrued interest of $9,964 by issuing 1,500,000 shares of the Company's restricted common stock valued at $0.07 per share for a total of $105,000. As a result, the Company realized a gain of $21,970 in the settlement.

On November 12, 2003, the Company settled a note payable, consisting of unpaid principal of $18,265 and accrued and unpaid interest of $1,441, by issuing 1,500,000 shares of the Company's restricted common stock at $0.01 per share for a total of $19,706. As a result, the Company realized a gain of $4,706 in the settlement.

On April 30, 2004, the Company paid a note payable, consisting of unpaid principal of $1,500 and accrued and unpaid interest of $300, for cash of $1,800.

These notes are unsecured, short-term, and bear interest at rates ranging from 8% to 12%. Of this amount, $103,557 was delinquent as of March 31, 2004. Accrued interest expense under these notes as of March 31, 2004 was $25,187 and is included in accounts payable and accrued expenses - related parties.



NOTE D - CAPITAL STOCK

COMMON STOCK
------------

During the six months ended June 30, 2004 the Company issued 1,000,000 shares of common stock with a fair market value of $5,600 to consultants in exchange for services to be provided through March 2004. The shares were issued at their fair market value ranging from $0.056 per share on the date the Company agreed to issue the shares. The Company has charged to expense the entire amount of $5,600 during the six months ended June 30, 2004.

Also during the six months ended June 30, 2004, the Company issued an additional 148,000,000 shares of common stock with a fair market value of $477,000 to consultants in exchange for services to be provided through June 30, 2004. The Company has charged to expense the entire amount of $477,000 during the six months ended June 30, 2004.

During the six months ended June 30, 2004 the Company issued stock options to purchase 5,500,000 shares of common stock under the Company's Employee Stock Incentive Plan (see Note C). These options were all immediately exercised. The Company received proceeds of $31,960 and recognized compensation expense of $5,640 related to the exercise of these options for the six months ended June 30, 2004.

Also during the six months ended June 30, 2004, the Company issued stock options to purchase an additional 245,219,000 shares of common stock under the Company's Employee Stock Incentive Plan (see Note C). These options were all immediately exercised. The Company received proceeds of $417,401 and recognized expense of $73,659 related to the exercise of these options during the six months ended June 30, 2004.

Also during the six months ended June 30, 2004, the Company issued additional stock options to purchase an 66,875,000 shares of common stock under the Company's Employee Stock Inventive Plan (see Note C) which were immediately exercised, but for which the Company has not yet received payment. The Company has recorded to equity a receivable of $133,750 representing the amount due under the terms of these options.

During the six months ended June 30, 2004, the Company issued 2,000,000 shares of common stock to a potential acquisition candidate. The Company expensed the full $6,000 value of these shares during the six months ended June 30, 2004.

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

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to shareholders and employees at June 30, 2004.



                                                    Weighted
                                    Number of   Average Exercise
                                     Shares     ----------------
                                     ------           Price
                                                      -----
Outstanding at December 31, 2003            -        $   -
                                   ===========  =================
Granted                            147,395,200       $ 0.01
Exercised                          147,395,200         0.01
Cancelled                                   -            -
                                   -----------  -----------------
Outstanding at December 31, 2003            -        $   -
                                   ===========  =================
Granted                             5,500,000        $ 0.0056
Exercised                          (5,500,000)         0.0056
Cancelled                                   -            -
                                   -----------  -----------------
Outstanding at March 31, 2004               -        $   -
                                   ===========  =================
Granted                            312,094,000       $ 0.0017
Exercised                         (242,219,000)      $ 0.0017
Cancelled                                   -            -
                                   -----------  -----------------

Outstanding at June 30, 2004        66,875,000       $ 0.0017
                                   ===========  =================

The weighted-average fair value of stock options granted to employees during the period ended June 30, 2004 and 2003 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:



                                               2004   2003
                                              -----  -----
Significant assumptions (weighted-average):
    Risk-free interest rate at  grant date     2.35%  N/A
    Expected stock price volatility            129%   N/A
    Expected dividend payout                     -      -
    Expected option life-years (a)               -      -
(a)The expected option life is based on contractual expiration dates.




NOTE F - RELATED PARTY TRANSACTIONS

Chief Executive Officer
-----------------------

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



Through the six months ended June 30, 2004, the Company has paid the Company's Chief Executive Officer in the form of cash and the Company's common stock substantially in excess of his employment agreement.

In addition, the agreement calls for stock awards of up to 56,000 shares of either common stock or preferred stock based upon the Company reaching certain milestones.

The Company also employees the spouse of the Chief Executive Officer at a salary of $13,000 per year. In addition, the Company has paid the Chief Executive Officer's spouse stock options with a fair value of approximately $16,167.

GaeaCare Investment
-------------------

During the three months ended June 30, 2004, the Company has issued an Amended LOI to buy up to 20% of GaeaCare Syndicate Partners ("GaeaCare"). Additionally, the Company has issued two million shares of restricted stock with a fair value of $6,000 as a non-refundable negotiation fee. In June 2004, GaeaCare paid the company $10,000 as a fee for design of GaeaCare's website.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

Forward-looking Information
---------------------------

         Much of the discussion in this Item 2 is "forward looking" as that term is used in Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. Actual operations and results may materially differ from present plans and projections due to changes in economic conditions, new business opportunities, changed business conditions, and other developments. Other factors that could cause results to differ materially are described in our filings with the Securities and Exchange Commission.

         The following are factors that could cause actual results or events to differ materially from those anticipated, and include, but are not limited to general economic, financial and business conditions, changes in and compliance with governmental laws and regulations, including various state and federal environmental regulations, our ability to obtain additional financing from outside investors and/or bank and mezzanine lenders; and our ability to generate sufficient revenues to cover operating losses and position us to achieve positive cash flow.

         Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We believe the information contained in this Form 10-QSB to be accurate as of the date hereof. Changes may occur after that date. We will not update that information except as required by law in the normal course of its public disclosure practices.

         Additionally, the following discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 1 of Part I of this Form 10-QSB, as well as the financial statements in Item 7 of Part II of our Form 10-KSB for the fiscal year ended December 31, 2003.

Going Concern
-------------

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has no established source of revenue. This matter raises substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management's Plan of Operation
------------------------------

         We were formed on September 24, 1997 in Florida under the name "October Project 1 Corp." On September 6, 2000 we changed our name to Indiginet, Inc. During 2001 and 2002 we marketed and distributed telecommunications and Internet services and products. Our efforts to develop the business failed, and as of December 31, 2002 all our previous operations ceased.

         On February 24, 2003, control of our company changed to Mark Ellis, our current chairman of the board of directors, president, chief executive officer and chief financial officer. Since the change in our control in February, 2003, we have been seeking to merge or acquire an interest in business opportunities.

         Effective with the change in control of our company, our activities have focused on:

o Maintaining our registration status and filing the required reports under the Securities Exchange of 1934;

o Filing six registration statements on SEC Forms S-8 under the Securities Act of 1933 and receiving the aggregate proceeds of $1,738,163 from the registrations; and

o Acquisition of The Site Doctors, a California general partnership ("Site Doctors") pursuant to which we purchased all of the assets of Site Doctors all of which were related to Site Doctors' business of web design and hosting.

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

         Based on recent studies, the 7.4 million SMEs in the United States currently lag significantly in the utilization of IT and data communications, including Internet access, web services, business software and e-commerce. We provide small to mid-sized business with an integrated communication solution. We will offer voice, data, local, long distance and wireless services to business customers utilizing best in class vendor equipment and deliver over managed third party networks enabling us to deliver a comprehensive suite of services as the single point of contact to resolve issues and payment of services without the capital burden of building a communication network infrastructure. Our strategy is to acquire customer bases from smaller, single market, single product focused communication system service providers and expand the breadth of their services to grow revenue and enhance profitability.

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

SECOND QUARTER COSTS AND CHANGES IN FINANCIAL CONDITIONS

         During the three months ended June 30, 2004, we began generating revenue via our acquisition of the assets and customer base of TheSiteDoctors. This revenue was minimal. We expect to build our revenue both internally and via acquisition, although there is no guarantee that we will be successful in these efforts.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE MONTHS ENDED JUNE 30, 2003

Revenue
-------
         Revenue for the three months ended June 30, 2004 was $9,485, consisting of $8,460 of website development fees and $1,025 of website hosting fees. We have had no revenue during the three months ended June 30, 2003.

Stock Compensation Expense
--------------------------

         Stock compensation expense was $637,596 for the three months ended June 30, 2004, a decrease of $153,337 or 19 percent compared to stock compensation expense of $790,933 for the three months ended June 30, 2003. The reason for the decrease was a decrease in common stock issued to consultants. For the three months ended June 30, 2004, stock compensation expense consisted of $482,000 of stock issued to consultants, $93,722 for the cost of stock options exercised by employees, and $61,875 in amortization of deferred compensation to our chief executive officer. During the three months ended June 30, 2003, stock compensation expense consisted of $664,933 of stock issued to consultants, $100,000 in amortization of deferred stock compensation our chief executive officer, and $26,000 for the cost of stock options exercised by employees.

General and Administrative Expense
----------------------------------

         General and Administrative Expense ("G&A expense") was $292,906 for the three months ended June 30, 2004, an increase of $240,681 or 461 percent compared to G&A expense of $52,225 for the three months ended June 30, 2003. For the three months ended June 30, 2004, G&A consisted primarily of officer salary of $185,450, legal and accounting fees of $33,043, employee salary and taxes of $27,683, and rent of $10,965. During the three months ended June 30, 2003, G&A consisted primarily of officer salary of $20,000, and legal and accounting fees of $18,601.

Depreciation and Amortization Expense
-------------------------------------

         Depreciation and amortization expense was $46,635 for the three months ended June 30, 2004. There was no depreciation and amortization expense during the three months ended June 30, 2003 as we had no depreciable assets. During the three months ended June 30, 2004, depreciation and amortization expense consisted of $19,599 for equipment, $11,330 for furniture and fixtures, $11,175 for software, and $4,531 for telephone equipment.

Investment Expense
------------------

         Investment expense for the three months ended June 30, 2004 was $34,001. This amount consists of $28,001 of impairment expense taken on The Site Doctors acquisition, and $6,000 for the value of the common stock issued pursuant to the GaeaCare acquisition negotiations. There was no investment expense during the comparable period ended June 30, 2003.

Interest Expense
----------------

         Interest expense for the three months ended June 30, 2004 was $3,338 a decrease of $2,616 or 44 percent compared to interest expense of $5,954 for the three months ended June 30, 2003. The difference is due to a lower debt balance during the period ending June 30, 2004.

Net Loss
--------

         For the reasons above, net loss for the three months ended June 30, 2004 was $1,004,991, an increase of $155,879 or 18 percent compared to a net loss of $849,112 for the three months ended June 30, 2003.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

Revenue
-------

         Revenue for the six months ended June 30, 2004 was $9,485, consisting of $8,460 of website development fees and $1,025 of website hosting fees. We had no revenue during the six months ended June 30, 2003.

         Although it is difficult to accurately forecast revenue growth rates, we expect to add additional website hosting and website development customers and accordingly expect revenue to continue to grow during the coming 12 months.

Stock Compensation Expense
--------------------------

         Stock compensation expense was $809,149 for the six months ended June 30, 2004, a decrease of $3,084 which is essentially constant compared to stock compensation expense of $812,233 for the six months ended June 30, 2003. For the six months ended June 30, 2004, stock compensation expense consisted of $586,038 of stock issued to consultants, $99,361 for the cost of stock options exercised by employees, and $123,750 in amortization of deferred compensation to our chief executive officer. During the six months ended June 30, 2003, stock compensation expense consisted of $686,233 of stock issued to consultants, $100,000 in amortization of deferred stock compensation our chief executive officer, and $26,000 for the cost of stock options exercised by employees. We expect stock compensation expense to remain at current levels or to increase in the coming 12 months as stock and options are utilized to compensate employees and consultants in order to conserve our cash.

General and Administrative Expense
----------------------------------

         General and Administrative Expense was $586,058 for the six months ended June 30, 2004, an increase of $495,411 or 547 percent compared to G&A expense of $90,647 for the six months ended June 30, 2003. For the six months ended June 30, 2004, G&A consisted primarily of officer salary of $314,950, legal and accounting fees of $104,056, consulting fees of $67,200, employee salary and taxes of $32,930, and rent of $23,279. During the six months ended June 30, 2003, G&A consisted primarily of officer salary of $43,201,and legal and accounting fees of $31,235. We expect G&A expenses to continue to increase as we build the business and further add to our corporate infrastructure.

Depreciation and Amortization Expense
-------------------------------------

         Depreciation and amortization expense was $92,286 for the six months ended June 30, 2004. There was no depreciation and amortization expense during the six months ended June 30, 2003 as we had no depreciable assets. During the six months ended June 30, 2004, depreciation and amortization expense consisted of $38,214 for equipment, $22,660 for furniture and fixtures, $22,350 for software, and $9,062 for telephone equipment. We expect depreciation and amortization expense to increase over the coming 12 months as we add to our asset base.

Investment Expense
------------------

         Investment expense for the six months ended June 30, 2004 was $34,001. This amount consists of $28,001 of impairment expense taken on The Site Doctors acquisition, and $6,000 for the value of the common stock issued pursuant to the GaeaCare acquisition negotiations. There was no investment expense during the comparable period ended June 30, 2003.

Interest Expense
----------------

         Interest expense for the six months ended June 30, 2004 was $6,585, a decrease of $5,323 or 45 percent compared to interest expense of $11,908 for the six months ended June 30, 2003. The difference is due to a lower debt balance during the period ending June 30, 2004.

Net Loss
--------

         For the reasons above, net loss for the six months ended June 30, 2004 was $1,480,271, an increase of $565,483 or 62 percent compared to a net loss of $914,788 for the six months ended June 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2004, our current liabilities exceeded current assets by $199,786. We generated a cash flow deficit from operations of $603,361 for the six months ended June 30, 2004. The cash flow deficits from operating activities for the six months ended June 30, 2004 was primarily attributable to officer compensation and to fees for legal, accounting, and business consulting services.

         For the six months ended June 30, 2004, our cash used in investing activities was $17,924. The cash generated by financing activities during the six months ended June 30, 2004 was $455,001, which was received as the proceeds from the exercise of employee stock option exercises.

         As discussed by our accountants in the audited financial statements included in Item 7 of our Annual Report on Form 10-KSB, our revenue is currently insufficient to cover our costs and expenses. We expect that we will need to raise capital in order to have sufficient funds to execute our business plan. As of the date of this report, we have not entered into any negotiations with any third parties to provide such capital, and there can be no guarantee that such funds will be available on terms favorable to us, if at all.

         By adjusting our operations and development to the level of capitalization, we believe we have sufficient capital resources to meet projected cash flow deficits through the next 12 months. However, if thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition.

         We anticipate that our current financing strategy of private debt and equity offerings will meet our anticipated objectives and business operations for the next 12 months. We will continue to evaluate opportunities for corporate development. Subject to our ability to obtain adequate financing at the applicable time, we may enter into definitive agreements on one or more of those opportunities.

OUR INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS HAVE STATED IN THEIR REPORT INCLUDED IN OUR DECEMBER 31, 2003 FORM 10-KSB, THAT WE HAVE INCURRED OPERATING LOSSES IN THE LAST TWO YEARS, AND THAT WE ARE DEPENDENT UPON MANAGEMENT'S ABILITY TO DEVELOP PROFITABLE OPERATIONS. THESE FACTORS AMONG OTHERS MAY RAISE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

RECENT DEVELOPMENTS

         On April 30, 2004 we entered into an Asset Purchase Agreement with The Site Doctors, pursuant to which we purchased all of the assets of Site Doctors all of which were related to Site Doctors' business of web design and hosting (the "Acquisition"). We intend to use the assets acquired in the Acquisition to expand our customer and client base and product offerings.

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

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits.

    EXHIBIT NO.                                     IDENTIFICATION OF EXHIBIT

      3.1**          Articles of Incorporation
      3.2**          Bylaws
      10.1**         Asset Purchase Agreement between Indiginet, Inc. and The
                     Site Doctors.
      31.1*          Certification  of Mark Ellis,  Chief  Executive  Officer of
                     Indiginet,  Inc.,  pursuant to 18 U.S.C.ss.1350, as adopted pursuant to ss.302 of the Sarbanes-Oxley Act of 2002.
      31.2*          Certification  of Mark Ellis,  Chief  Financial  Officer of
                     Indiginet,  Inc.,  pursuant to 18 U.S.C.ss.1350, as adopted pursuant to ss.302 of the Sarbanes-Oxley Act of 2002.
      32.1*          Certification  of Mark Ellis,  Chief  Executive  Officer of
                     Indiginet,  Inc.,  pursuant to 18 U.S.C.ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002.
      32.2*          Certification  of Mark Ellis,  Chief  Financial  Officer of
                     Indiginet,  Inc.,  pursuant to 18 U.S.C.ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002
----------
*   Filed herewith.
**  Previously filed.

(b)      Reports on Form 8-K.

  On May 5, 2004, we filed a Current Report regarding the acquisition of the assets of the Site Doctors.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                              INDIGINET, INC.

Dated: August 16, 2004

                                         By  /s/  Mark Ellis
                                           -------------------------------------
                                           Mark Ellis,
                                           President and Chief Executive Officer