Form 10QSB
period 2004-09-30
INDIGINET INC/FL
filed 2004-11-18
CIK 1132686

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2004.

  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to ________


                        Commission file number: 000-32333


                                 INDIGINET, INC.
                 ---------------------------------------------
                 (Name of small business issuer in its charter)

          Florida                                              65-0972865
----------------------------                           -------------------------
(State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                          Identification No.)

5000 Birch Street, Suite 3000,
  Newport Beach, California                                      92660
-----------------------------                          -------------------------
(Address of principal executive offices)                      (Zip Code)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 12, 2004, the issuer had 370,913,970 shares of its common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):  Yes    No  X

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION...............................................3

     Item 1.  Condensed Consolidated Financial Statements...........F-1 to F-8

        Condensed Consolidated Balance Sheet as of September 30, 2004......F-1

        Condensed Consolidated Statement of Operations for the three months and nine months ended September 30, 2004 and 2003.........F-2

        Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2004 and 2003.........................F-3

        Footnotes to Condensed Consolidated Financial Statements...........F-4

     Item 2.  Management's Discussion and Analysis or Plan of Operation......4

     Item 3.  Controls and Procedures........................................8

PART II - OTHER INFORMATION..................................................8

     Item  1.  Legal Proceedings.............................................8

     Item  2.  Changes in Securities.........................................8

     Item  3.  Defaults Upon Senior Securities...............................8

     Item  4.  Submission of Matters to a Vote of Security Holders...........8

     Item  5.  Other Information.............................................8

     Item  6.  Exhibits and Reports on Form 8-K..............................9

SIGNATURES..................................................................10

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS.

         The condensed consolidated financial statements and related notes are included as part of this Quarterly Report as indexed in the appendix on page F-1 through F-8.

                                 Indiginet, Inc.
                      Condensed Consolidated Balance Sheet

                                                                   September 30,
                                                                        2004
                                                                   ------------

                              ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                       $     16,590
   Accounts receivable - trade                                            5,331
   Other current assets                                                   4,148
                                                                   ------------
Total current assets                                                     26,069

Property and equipment - net                                            283,873
        Other assets                                                      5,019

                                                                   ------------
TOTAL ASSETS                                                       $    314,961
                                                                   ============



              LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable and accrued expenses                           $    298,621
   Accounts payable and accrued expenses  - related parties              31,443
   Notes payable - related party                                        160,931
                                                                   ------------
Total current liabilities                                               490,995

STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock, no par value, 150,000,000 and 15,000,000
      shares authorized, none issued or outstanding                          -
   Preferred stock, Series A, convertible, redeemable,
      no par value, 50,000,000 shares authorized,
      18,000,000 issued and outstanding                                 880,000
   Common stock, no par value 2,000,000,000 shares
      authorized, 70,013,970 issued and outstanding                   6,477,298
   Stock options exercise price receivable                             (113,365)
   Deferred compensation                                               (613,125)
   Treasury stock, 4 shares, at cost                                    (16,500)
   Accumulated (deficit)                                             (6,790,342)
                                                                   ------------
Total stockholder's equity                                             (176,034)

                                                                   ------------
TOTAL LIABILITIES AND STOCKHOLDERS'  EQUITY                        $    314,961
                                                                   ============

The accompanying notes are an integral part of these financial statements.

                                 Indiginet, Inc.
                 Condensed Consolidated Statements of Operations

                                                          For the three months ended           For the nine months ended
                                                       --------------------------------     --------------------------------
                                                        September 30,    September 30,      September 30,     September 30,
                                                            2004             2003               2004              2003
                                                       ---------------   --------------     --------------   ---------------

REVENUES                                               $        7,864    $           -      $      17,349    $            -


COSTS AND EXPENSES
   Stock compensation                                         542,246          384,631          1,351,395         1,065,495
   General and administrative expenses                        453,934          253,262          1,039,992           475,378
   Depreciation expense                                        47,263                             139,549
   Investment expense                                               -                -             34,001                 -
                                                       ---------------   --------------     --------------   ---------------
                                                            1,043,443          637,893          2,564,937         1,540,873
                                                       ---------------   --------------     --------------   ---------------

Loss from operations                                       (1,035,579)        (637,893)        (2,547,588)       (1,540,873)

Other income (expense):
   Interest expense                                            (3,201)          (5,954)            (9,786)          (17,862)
   Gain on settlement of liabilities                                -           14,792             39,123            14,792
                                                       ---------------   --------------     --------------   ---------------

  loss before income taxes                                 (1,038,780)        (629,055)        (2,518,251)       (1,543,943)

  Income tax expense                                                -                -                800                 -
                                                       ---------------   --------------     --------------   ---------------

Net loss                                               $   (1,038,780)   $    (629,055)     $  (2,519,051)   $   (1,543,943)
                                                       ===============   ==============     ==============   ===============


PER SHARE INFORMATION -
   BASIC AND FULLY DILUTED
  Weighted average shares outstanding                      16,839,857           33,365          6,761,864            16,850
                                                       ===============   ==============     ==============   ===============

NET LOSS PER COMMON SHARE                              $        (0.06)   $      (18.85)     $       (0.37)   $       (91.63)
                                                       ===============   ==============     ==============   ===============


The accompanying notes are an integral part of these financial statements.

                                 InDigiNet, Inc.
                 Condensed Consolidated Statements of Cash Flows
                     For the Nine Months Ended September 30

                                                                2004              2003
                                                            ------------      ------------

CASH USED IN OPERATING ACTIVITIES
     Net Loss                                              $ (2,519,051)     $ (1,543,943)
     Adjustments to reconcile net loss to net cash
     used in operating activities:
         Depreciation and amortization expense                  139,549                 -
         Gain on settlement of accounts payable                 (39,123)                -
         Non-cash compensation                                1,351,395         1,043,890
         Investment expense                                       6,000                 -
         Deferred compensation                                                     21,300
     Changes in assets / liabilities:
         Accounts receivable                                     (5,331)                -
         Other assets                                             5,089           (10,000)
         Accounts payable                                             -           (10,340)
         Accounts payable and accrued liabilities
           - related parties                                      3,835           (10,514)
         Deferred compensation                                   21,566                 -
                                                            ------------      ------------
                Net cash (used in) operating activities      (1,036,071)         (509,607)
                                                            ------------      ------------

INVESTING ACTIVITIES
     Acquisition of property and equipment                      (17,925)                -
     Deposit on leased office                                    (5,019)                -
                                                            ------------      ------------
                Net cash (used in) investing activities         (22,944)                -
                                                            ------------      ------------

FINANCING ACTIVITIES
     Proceeds from exercise of stock options                    798,725           515,479
     Capital contributions                                            -            10,000
                                                            ------------      ------------
                Net cash provided by financing activities       798,725           525,479
                                                            ------------      ------------

                    Net increase (decrease) in cash            (260,290)           15,872

CASH AT BEGINNING OF YEAR                                       276,880                 -
                                                            ------------      ------------

CASH AT END OF YEAR                                        $     16,590      $     15,872
                                                            ============      ============

SUPPLEMENTAL CASH FLOWS INFORMATION:
     Cash for paid for:
         Interest                                          $      3,338      $          -
                                                            ============      ============
         Income taxes                                      $          -      $          -
                                                            ============      ============

SUPPLEMENTAL DISCLOSURE OF
  NON-CASH INVESTING AND FINANCING ACTIVITIES

     Issuance of common stock to consultants                $ 1,020,700      $          -
                                                            ============      ============

The accompanying notes are an integral part of these financial statements.


                                 INDIGINET, INC
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (Unaudited)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from operations for the three-month and nine-month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. The unaudited condensed consolidated financial statements should be read in conjunction with the December 31, 2003 financial statements and footnotes thereto included in the Company's Securities and Exchange Commission Form 10-KSB.

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

Revenue Recognition
-------------------

The Company recognizes revenue for web hosting services as the service is provided. The Company recognizes revenue for website design on a percentage of completion basis.

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

Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net loss and losses per share would have been as follows:


                                                          For the three
                                                           months ended
                                                           September 30,
                                                         2004        2003
                                                     ------------  ----------
Net loss - as reported                               $(1,038,780)  $(629,055)
Add: Total stock based employee compensation
  expense as reported under intrinsic value
   method (APB. No. 25)                                   63,627         --

Deduct: Total stock based employee compensation
  expense as reported under fair value based
  method (SFAS No. 123)                                  (78,492)        --
                                                     ------------  ----------
Net loss - Pro Forma                                 $(1,053,645)  $ (629,055)
                                                     ============  ==========
Net loss attributable to common stockholders
  - Pro forma                                        $(1,053,645)    (629,055)
                                                     ============  ==========
Basic (and assuming dilution) loss per share
  - as reported                                      $      (.06)  $   (18.85)
                                                     ============  ==========
Basic (and assuming dilution) loss per share
 - Pro forma                                         $      (.06)  $   (18.85)
                                                     ============  ==========



                                                            For the nine
                                                            months ended
                                                            September 30,
                                                         2004         2003
                                                     ------------   ------------
Net loss - as reported                               $ (2,519,051)  $(1,543,943)
Add: Total stock based employee compensation
  expense as reported under intrinsic value
  method (APB. No. 25)                                   142,926       423,771
Deduct: Total stock based employee compensation
  expense as reported under fair value based
  method (SFAS No. 123)                                 (166,778)     (586,471)
                                                     ------------   ------------
Net loss - Pro Forma                                 $ (2,542,903)  $(1,706,643)
                                                     ============   ============
Net loss attributable to common stockholders
  - Pro forma                                        $ (2,542,903)   (1,706,643)
                                                     ============   ============
Basic (and assuming dilution) loss per share
  - as reported                                      $      (.37)   $    (91.63)
                                                     ============   ============
Basic (and assuming dilution) loss per share
  - Pro forma                                        $      (.38)   $   (101.28)
                                                     ============   ============

NOTE B - PROPERTY AND EQUIPMENT



Property and equipment at September 30, 2004 and 2003 consisted of the following:

                                           2004
                                        ---------
Furniture and fixtures                  $ 235,960
Office equipment                           94,543
Software                                   89,400
Leasehold Improvements                      3,519
                                        ---------
                                          423,422

Less: accumulated depreciation          (139,549)
                                        ---------
                                        $ 283,873
                                        =========

NOTE C - NOTES PAYABLE - RELATED PARTIES

During the year ended December 31, 2002 the Company entered into notes payable aggregating $238,828 with related parties. As of September 30, 2004, the amount outstanding under notes payable was $160,931 and accrued interest amounted to $31,443. These notes are delinquent at September 30, 2004.

On September 9, 2003, the Company settled note principal of $117,006 and accrued interest of $9,964 by issuing 6,000 shares (post reverse split) of the Company's restricted common stock valued at $ $17.00 per share for a total of $105,000. As a result, the Company realized a gain of $21,970 in the settlement.

On November 12, 2003, the Company settled a note payable, consisting of unpaid principal of $18,265 and accrued and unpaid interest of $1,441, by issuing 6,000 shares (post reverse split) of the Company's restricted common stock at $2.50 per share for a total of $19,706. As a result, the Company realized a gain of $4,706 in the settlement.

On April 30, 2004, the Company paid a note payable, consisting of unpaid principal of $1,500 and accrued and unpaid interest of $300, for cash of $1,800.


NOTE D - CAPITAL STOCK

Reverse Stock Split
-------------------

On August 16, 2004, the Company effected a 250-for-1 reverse split of its common stock. The number of shares of common stock outstanding immediately prior to the reverse split was 928,475,007; the number of shares of common stock outstanding immediately after the reverse split was 3,713,970. The accompanying financial statements reflect the effect of this stock split.

Common Stock
------------

During the nine months ended September 30, 2004 the Company issued 4,000 shares (post reverse split) of common stock with a fair market value of $5,600 to consultants in exchange for services to be provided through March 2004. The shares were issued at their fair market value ranging from $1.40 per share (post reverse split) on the date the Company agreed to issue the shares. The Company has charged to expense the entire amount of $5,600 during the nine months ended September 30, 2004.

Also during the nine months ended September 30, 2004, the Company issued an additional 592,000 shares (post reverse split) of common stock with a fair market value of $477,000 to consultants in exchange for services provided. The Company has charged to expense the entire amount of $477,000 during the nine months ended September 30, 2004.

Also during the nine months ended September 30, 2004, the Company issued an additional 15,312,000 shares (post reverse split) of common stock with a fair value of $487,700 to consultants in exchange for services to be provided through August 2005. The Company charged to deferred compensation the amount of $487,700 and amortized to expense the amount of $327,075 during the nine months ended September 30, 2005.

Also during the nine months ended September 30, 2004 the Company issued stock options of stock options to purchase 22,000 shares (post reverse split) of common stock under the Company's Employee Stock Incentive Plan (see Note E). These options were all immediately exercised. The Company received proceeds of $31,960 and recognized compensation expense of $5,640 related to the exercise of these options for the nine months ended September 30, 2004.

Also during the nine months ended September 30, 2004, the Company issued stock options to purchase an additional 980,876 shares (post reverse split) of common stock under the Company's Employee Stock Incentive Plan (see Note E). These options were all immediately exercised. The Company received proceeds of $417,401 and recognized expense of $73,659 related to the exercise of these options during the nine months ended September 30, 2004.

Also during the nine months ended September 30, 2004, the Company issued stock options to purchase an additional 51,819,500 shares (post reverse split) of common stock under the Company's Employee Stock Incentive Plan (see Note E). These options were all immediately exercised. The Company received proceeds of $343,724 and recognized expense of $60,657 related to the exercise of these options during the nine months ended September 30, 2004.

At September 30, 2004, the Company has not yet received payment for 229,500 (post reverse split) of the stock options exercised. The Company has recorded to equity a receivable of $113,365 representing the amount due under the terms of these options.

During the nine months ended September 30, 2004, the Company issued 8,000 shares of common stock to a potential acquisition candidate. The Company expensed the full $6,000 value of these shares during the nine months ended September 30, 2004.

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

The purpose of the NDRCSP's, is to attract non-employee directors and consultants who capable of improving the success of the Company by providing a direct economic interest to Company performance. Under the terms of this plan, non employee directors or consultants may be compensated through the issuance of Company stock at a deemed value of $0.22 per share (post reverse split). The plan is administered by the Compensation Committee of the Company's Board of Directors.

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to shareholders and employees at September 30, 2004.

                                    Number of         Weighted
                                     Shares        Average Exercise
                                  (Post reverse-   (Post reverse-
                                      split)           split)
                                   -----------     -------------
Outstanding at December 31, 2003            -      $        -
                                   ===========     =============
Granted                                589,580     $       2.50
Exercised                              589,580             2.50
Cancelled                                   -                 -
                                   -----------     -------------
Outstanding at December 31, 2003            -      $          -
                                   ===========     =============
Granted                                 22,000     $       1.40
Exercised                              (22,000)            1.40
Cancelled                                   -                 -
                                   -----------     -------------
Outstanding at March 31, 2004               -      $          -
                                   ===========     =============
Granted                              1,248,376     $       0.42
Exercised                             (980,876)    $       0.42
Cancelled                                   -                -
                                   -----------     -------------
Outstanding at
June 30, 2004                          267,500     $       0.42
                                   ===========     =============

Granted                             51,552,000     $       0.01
Exercised                          (51,819,500)    $       0.01
                                   -----------     -------------

Outstanding at September 30, 2004           -      $       0.01
                                   ===========     =============

The weighted-average fair value of stock options granted to employees during the period ended September 30, 2004 and 2003 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

                                               2004   2003
                                              -----  -----
Significant assumptions (weighted-average):

    Risk-free interest rate at  grant date     2.85%  N/A
    Expected stock price volatility            248%   N/A
    Expected dividend payout                     -      -
    Expected option life-years (a)               -      -

(a)The expected option life is based on contractual expiration dates.


NOTE F - RELATED PARTY TRANSACTIONS

Chief Executive Officer
-----------------------

On March 7, 2003, and as subsequently amended on August 14, 2003, the Company entered into a three-year employment agreement with its Chief Executive Officer. The agreement calls for the following:



                      2003                 2004                 2005
               -------------------  -------------------  -------------------
Base salary    $           350,000  $           400,000  $           450,000
Bonus          $50,000 to $100,000  $50,000 to $100,000  $50,000 to $100,000
Stock Options
(post reverse-
split)                           5                    5                    5



Through the nine months ended September 30, 2004, the Company has paid the Company's Chief Executive Officer in the form of cash and the Company's common stock substantially in excess of his employment agreement.

In addition, the agreement calls for stock awards of up to 224 shares (post reverse split) of either common stock or preferred stock based upon the Company reaching certain milestones.

The Company also employees the spouse of the Chief Executive Officer at a salary of $13,000 per year. In addition, the Company has paid the Chief Executive Officer's spouse stock options with a fair value of approximately $44,042.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

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

THIRD QUARTER COSTS AND CHANGES IN FINANCIAL CONDITIONS

         During the three months ended September 30, 2004, we generated minimal revenue via our acquisition of the assets and customer base of TheSiteDoctors, which we completed during the three months ended June 30, 2004. We expect to build our revenue both internally and via acquisition, although there is no guarantee that we will be successful in these efforts.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003

Revenue
-------

         Revenue for the three months ended September 30, 2004 was $7,864, consisting of $6,325 of website development fees and $1,539 of website hosting fees. We had no revenue during the three months ended September 30, 2003.

Stock Compensation Expense
--------------------------

         Stock compensation expense was $542,246 for the three months ended September 30, 2004, an increase of $157,615 or 41% compared to stock compensation expense of $384,631 for the three months ended September 30, 2003. The reason for the increase was an increase in common stock issued to consultants. For the three months ended September 30, 2004, stock compensation expense consisted of $419,771 of stock issued to consultants, $60,600 for the cost of stock options exercised by employees, and $61,875 in amortization of deferred compensation to our chief executive officer. During the three months ended September 30, 2003, stock compensation expense consisted of $256,589 of stock issued to consultants, $61,875 in amortization of deferred stock compensation our chief executive officer, and $66,167 for the cost of stock options exercised by employees.

General and Administrative Expense
----------------------------------

         General and administrative expense ("G&A expense") was $453,934 for the three months ended September 30, 2004, an increase of $157,615 or 41% compared to G&A expense of $384,631 for the three months ended September 30, 2003. For the three months ended September 30, 2004, G&A consisted primarily of officer salary of $251,185, employee salary and taxes of $58,651, consulting fees of $47,000, legal and accounting fees of $22,386, and rent of $12,444. During the three months ended September 30, 2003, G&A consisted primarily of officer salary of $309,454, employee salary and taxes of $22,012 and legal and accounting fees of $11,501.

Depreciation and Amortization Expense
-------------------------------------

         Depreciation and amortization expense was $47,263 for the three months ended September 30, 2004. There was no depreciation and amortization expense during the three months ended September 30, 2003 as we had no depreciable assets. During the three months ended September 30, 2004, depreciation and amortization expense consisted of $24,318 for office equipment, $11,330 for furniture and fixtures, $11,175 for software, and $440 for leasehold improvements.

Interest Expense
----------------

         Interest expense for the three months ended September 30, 2004 was $3,201 a decrease of $2,753 or 46% compared to interest expense of $5,954 for the three months ended September 30, 2003. The difference is due to a lower debt balance during the period ending September 30, 2004.

Net Loss
--------

         For the reasons above, net loss for the three months ended September 30, 2004 was $1,038,780, an increase of $409,725 or 65% percent compared to a net loss of $629,055 for the three months ended September 30, 2003.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003

Revenue
-------

         Revenue for the nine months ended September 30, 2004 was $17,349 consisting of $14,786 of website development fees and $2,563 of website hosting fees. We had no revenue during the nine months ended September 30, 2003.

         Although it is difficult to accurately forecast revenue growth rates, we expect to add additional website hosting and website development customers and accordingly expect revenue to continue to grow during the coming 12 months.

Stock Compensation Expense
--------------------------

         Stock compensation expense was $1,351,395 for the nine months ended September 30, 2004, an increase of $285,900 or 27% compared to stock compensation expense of $1,065,45 for the nine months ended September 30, 2003. For the nine months ended September 30, 2004, stock compensation expense consisted of $1,005,809 of stock issued to consultants, $159,961 for the cost of stock options exercised by employees, and $185,625 in amortization of deferred compensation to our chief executive officer. During the nine months ended September 30, 2003, stock compensation expense consisted of $811,453 of stock issued to consultants, $161,875 in amortization of deferred stock compensation our chief executive officer, and $92,167 for the cost of stock options exercised by employees. We expect stock compensation expense to remain at current levels or to increase in the coming twelve months as stock and options are utilized to compensate employees and consultants in order to conserve our cash.

General and Administrative Expense
----------------------------------

         General and Administrative Expense was $1,039,992 for the nine months ended September 30, 2004, an increase of $564,614 or 118% compared to G&A expense of $475,378 for the nine months ended September 30, 2003. For the nine months ended September 30, 2004, G&A consisted primarily of officer salary of $566,135, legal and accounting fees of $119,999, consulting fees of $114,200, employee salary and taxes of $91,581, and rent of $35,723. During the nine months ended September 30, 2003, G&A consisted primarily of officer salary of $332,955, legal and accounting fees of $31,235, and employee payroll and taxes of $22,012. We expect G&A expenses to continue to increase as we build the business and further add to our corporate infrastructure.

Depreciation and Amortization Expense
-------------------------------------

         Depreciation and amortization expense was $139,549 for the nine months ended September 30, 2004. There was no depreciation and amortization expense during the nine months ended September 30, 2003 as we had no depreciable assets. During the nine months ended September 30, 2004, depreciation and amortization expense consisted of $71,594 for office equipment, $33,990 for furniture and fixtures, $33,525 for software, and $440 for leasehold improvements. We expect depreciation and amortization expense to increase over the coming twelve months as we add to our asset base.

Investment Expense
------------------

         Investment expense for the nine months ended September 30, 2004 was $34,001. This amount consists of $28,001 of impairment expense taken on The Site Doctors acquisition, and $6,000 for the value of the common stock issued pursuant to the GaeaCare acquisition negotiations. There was no investment expense during the comparable period ended September 30, 2003.

Interest Expense
----------------

         Interest expense for the nine months ended September 30, 2004 was $9,786, a decrease of $8,076 or 45 percent compared to interest expense of $17,862 for the nine months ended September 30, 2003. The difference is due to a lower debt balance during the period ending September 30, 2004.

Net Loss
--------

         For the reasons above, net loss for the nine months ended September 30, 2004 was $2,519,051, an increase of $974,308 or 63 percent compared to a net loss of $1,543,943 for the nine months ended September 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES


         At September 30, 2004, our current liabilities exceeded current assets by $464,926. We generated a cash flow deficit from operations of $1,036,071 for the nine months ended September 30, 2004. The cash flow deficits from operating activities for the nine months ended September 30, 2004 was primarily attributable to officer compensation and to fees for legal, accounting, and business consulting services.

         For the nine months ended September 30, 2004, our cash used in investing activities was $22,944. The cash generated by financing activities during the nine months ended September 30, 2004 was $798,725, which was received as the proceeds from the exercise of employee stock option exercises.

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

         By adjusting our operations and development to the level of capitalization, we believe we have sufficient capital resources to meet projected cash flow deficits through the next twelve months. However, if thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition.

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

ITEM 2.  CHANGES IN SECURITIES.

         On August 16, 2004, the Company effected a 250-for-1 reverse split of its common stock. The number of shares of common stock outstanding immediately prior to the reverse split was 928,475,007; the number of shares of common stock outstanding immediately after the reverse split was 3,713,970. The accompanying financial statements reflect the effect of this stock split.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On August 4, 2004, at a special meeting of our shareholders, our majority shareholder approved the following corporate actions:

1. Election of Mark Ellis and Brian Brittain to the Company's board of directors;

2. Approval of the following Indiginet, Inc. Stock Plans:

(a) Stock Plan for the Year 2003, adopted by our directors effective April 18, 2003, with 120,000,000 shares of our common stock in the aggregate authorized for issuance under the Plan.

(b) Second Stock Plan for the Year 2003, adopted by our directors effective May 28, 2003, with 150,000,000 shares of our common stock in the aggregate authorized for issuance under the Plan.

(c) Third Stock Plan for the Year 2003 adopted by our directors on June 19, 2003, with 386,000,000 shares of our common stock in the aggregate authorized for issuance under the Plan.

(d) Fourth Stock Plan for the Year 2003 adopted by our directors on August 7, 2003, with 315,000,000 shares of our common stock in the aggregate authorized for issuance under the Plan.

(e) Stock Plan for the Year 2004, adopted by our directors on March 31, 2004, with 57,000,000 shares of our common stock in the aggregate authorized for issuance under the Plan.

(f) Stock Plan for the Year 2004 No. 2 adopted by our directors on May 21, 2004, as amended on June 23, 2004, with 360,000,000 shares of our common stock in the aggregate authorized for issuance under the Plan;

3. Ratification of the selection of Russell Bedford Stefanou Mirchandani LLP as our independent public accountants for the fiscal year ending December 31, 2003 and to approve the appointment of Russell Bedford Stefanou Mirchandani LLP as our independent auditors for the fiscal year ending December 31, 2004.

         The number of shares cast in favor of each of the proposals was 463,603,600 shares of the common stock, which number was sufficient to pass each of the proposals.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

 Exhibit No.                      Identification of Exhibit
 -----------                      -------------------------

 3.1**    Articles of Incorporation
 3.2*     Bylaws
 10.1** Asset Purchase Agreement between Indiginet, Inc. and The Site Doctors. 31.1* Certification of Mark Ellis, Chief Executive Officer of Indiginet,
          Inc., pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.302 of the Sarbanes-Oxley Act of 2002.
 31.2* Certification of Mark Ellis, Chief Financial Officer of Indiginet, Inc., pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.302 of the Sarbanes-Oxley Act of 2002.
 32.1* Certification of Mark Ellis, Chief Executive Officer of Indiginet, Inc., pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002.
 32.2* Certification of Mark Ellis, Chief Financial Officer of Indiginet, Inc., pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002
----------
*    Filed herewith.
**  Incorporated herein as indicated.

(b) Reports on Form 8-K.

          None.
                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     INDIGINET, INC.

Dated November 15, 2004.

                                     By  /s/  Mark Ellis
                                       ----------------------------------------
                                         Mark Ellis,
                                         President and Chief Executive Officer