Form 10KSB
period 2004-12-31
Winsted Holdings, Inc.
filed 2005-04-18
CIK 1132686

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              ____________________________________________________

                                   FORM 10-KSB
(Mark  One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM

                          COMMISSION FILE NO.  0-32333

                             WINSTED HOLDINGS, INC.
               (Exact name of issuer as specified in its charter)

                  FLORIDA                                  65-0972865
       (State or other jurisdiction                     (I.R.S. Employer
     of incorporation or organization)                 Identification No.)

       5000 BIRCH STREET, SUITE 3000                         92660
         NEWPORT BEACH, CALIFORNIA
 (Address of principal executive offices)                  (Zip Code)

       Registrant's telephone number, including area code: (949) 476-3711

Securities registered under Section 12(b)
      of the Exchange Act:                  NONE

Securities registered under Section 12(g)
      of the Exchange Act:                  COMMON STOCK, NO PAR VALUE PER SHARE
                                                      (Title of class)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State issuer's revenues for its most recent fiscal year: $23,691.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of March 18, 2005: $113,751.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of April 1, 2005: 208,623,538.

     Documents incorporated by reference:  None.

     Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                                       TABLE OF CONTENTS
Item 1.     Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1
Item 2.     Description of Property . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10
Item 3.     Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10
Item 4.     Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10
Item 5.     Market for Common Equity and Related Stockholder Matters. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11
Item 6.     Management's Discussion and Analysis or Plan of Operation . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13
Item 7.     Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16
Item 8.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure. . . . . . . . . . . . . . .  16
Item 8A.    Controls and Procedures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17
Item 8B     Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17
Item 9.     Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act .  17
Item 10.    Executive Compensation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  19
Item 11.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. . . . . . . . . .  19
Item 12.    Certain Relationships and Related Transactions. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  21
Item 13.    Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  21
Item 14.    Principal Accountant Fees and Services. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  22

                                     PART I

ITEM  1.     BUSINESS.

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

     In addition, such statements could be affected by risks and uncertainties related to our financial condition, factors that affect our industry, market and customer acceptance, competition, government regulations and requirements and pricing, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10- KSB Annual Report.

COMPANY  OVERVIEW

     On December 30, 2003, we entered into an Asset Purchase Agreement with C2C Exchange, Inc., a California corporation ("C2C") pursuant to which we purchased substantially all of the assets of C2C all of which were related to C2C's business of website design, hosting and e-commerce. The total consideration paid by us in connection with the acquisition of C2C consisted of 5,000,000 shares of our unregistered, restricted Series A Preferred Stock.

     Also on December 30, 2003, we entered into an Asset Purchase Agreement with Universal Broadband Communications, Inc. ("UBC") pursuant to which we purchased certain assets of UBC all of which were related to UBC's business of voice and data services. The total consideration paid by us in connection with the acquisition of UBC consisted of 6,000,000 shares of our unregistered, restricted Series A Preferred Stock.

     On April 30, 2004, we acquired the assets of Site Doctors, ("Site Doctors"), all of which were related to Site Doctors' business of web design and hosting. We have since abandoned our plans to pursue internet-related business.


     Effective November 22, 2004, we became a "business development company" by filing a Form N-54 with the Securities and Exchange Commission and electing to be governed by sections 54 through 65 of the Investment Company Act of 1940. We will continue to be subject to the periodic reporting requirements of the 1934 Act and the proxy solicitation requirements of Section 14 of the 1934 Act. Our management personnel will continue to report trading in our stock.

     Effective December 6, 2004, we entered into a stock purchase agreement with Medspa Solutions, Inc., a Nevada corporation ("Medspa Solutions"), to purchase all of the issued and outstanding capital stock of Medspa. Medspa is in the business of skincare services. The total consideration paid by us for the shares of Medspa consisted of 10,000,000 shares of our common stock, no par value per share. The 10,000,000 shares of our common stock were automatically converted into 1,000,000 shares of our Series B preferred stock, no par value per share, upon the filing of the certificate of designation for the Series B preferred stock with the Secretary of State of Florida on January 12, 2005.

     As a result of the Acquisition, Medspa Solutions became our wholly-owned subsidiary.

     MedSpa Solutions is in the business of providing high-quality skin care and non-surgical cosmetic procedures in a spa-like environment. MedSpa Solutions offers procedures such as Botox, Laser Hair Removal, IPL-Skin Rejuvenation,
Microdermabrasion, Chemical Peels, Collagen, and Leg Vein Treatment. More information is available at www.medspasolutions.com/index.html. With the
                                ----------------------------------
completion of the MedSpa Solutions Acquisition, we plan to enter the market of aesthetic skin care treatments.

CURRENT  BUSINESS  PLAN

     Our current purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to us by persons or firms who or which desire to seek the perceived advantages of a corporation which is registered under the Securities Exchange Act of 1934, as amended. We do not restrict our search to any specific business; industry or geographical location and we may participate in a business venture of virtually any kind or nature.

     We may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service or for other corporate purposes. We may acquire assets and establish wholly owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

     As part of our investigation of potential merger candidates, our officers and directors will meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel and take other reasonable investigative measures, to the extent of our financial resources and management expertise. The manner in which we participate in an opportunity will depend on the nature of the opportunity, the respective needs and desires of us and other parties, the management of the opportunity, our relative negotiation strength and that of the other management.

     We intend to concentrate on identifying preliminary prospective business opportunities that may be brought to our attention through present associations of our officers and directors, or by our shareholders. In analyzing prospective business opportunities, we will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact our proposed activities; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services or trades; name identification; and other relevant factors.

     Our officers and directors will meet personally with management and key personnel of the business opportunity as part of their investigation. We will not acquire or merge with any company for which audited financial statements cannot be obtained within a reasonable period of time after closing of the proposed transaction, as required by the Exchange Act.

     We will not restrict our search to any specific kind of firms, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or which is in essentially any stage of its corporate life. It is impossible to predict at this time the status of any business in which we may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded or may seek other perceived advantages which we may offer.

REVERSE SPLITS

     During the twelve months ended December 31, 2003, we implemented a reverse stock split on the basis of one post-split share for every 250 pre-split shares. During the twelve months ended December 31, 2004, we implemented two reverse stock splits as follows: one split on the basis of one post-split share for every 250 pre-split shares and one split on the basis of one post-split share for every 1,000 pre-split shares. In March 2005, we implemented a reverse split stock on the basis of one post-split share for every 1,000 pre-split shares.

     All share and per share amounts presented in our financial statements which are part of this Annual Report on Form 10-KSB have been restated retroactively to reflect the reverse splits as of March 5, 2005. However, all share and per share amounts have not been restated retroactively to reflect the reverse splits in the narrative portion of this Annual Report on Form 10-KSB. Consequently, the retroactive restatement may cause some apparent inconsistencies between the narrative portion of this Annual Report on Form 10-KSB and our other filings with the Securities and Exchange Commission on one hand, and the financial statements and accompanying notes forming part of this Annual Report on Form
10-KSB  on  the  other  hand.

KEY  PERSONNEL

     Our future financial success depends to a large degree upon the efforts of Mr. Mark Ellis, our officer and director. Mr. Ellis has played major roles in developing and executing our business strategy. The loss of Mr. Ellis could have an adverse effect on our business and our chances for profitable operations. While we intend to employ additional management and marketing personnel in order to minimize the critical dependency upon any one person, there can be no assurance that we will be successful in attracting and retaining the persons needed. If we do not succeed in retaining and motivating our current employees and attracting new high quality employees, our business could be adversely affected. We do not maintain key man life insurance on the life of Mr. Ellis.

OUR FINANCIAL RESULTS MAY BE AFFECTED BY FACTORS OUTSIDE OF OUR CONTROL

     Our future operating results may vary significantly from quarter to quarter due to a variety of factors, many of which are outside our control. Our anticipated expense levels are based, in part, on our estimates of future revenues and may vary from our projections. We may be unable to adjust spending rapidly enough to compensate for any unexpected revenues shortfall. Accordingly, any significant shortfall in revenues in relation to our planned expenditures would materially adversely affect our business, operating results, and financial condition.

     We cannot predict with certainty our revenues and operating results. Further, we believe that period-to-period comparisons of our operating results are not necessarily a meaningful indication of future performance.

CORPORATE  OFFICES

     Our executive office is located at 5000 Birch Street, Suite 3000, Newport Beach, California 92660, telephone number (949) 476-3711.

Changes in Our Corporate Structure

     On July 11, 2003, we filed an amendment to our articles of incorporation, which increased our authorized stock to 2,000,000,000 common shares and 200,000,000 preferred shares. Effective March 4, 2005, we amended our articles of incorporation to increase our authorized stock to 5,000,000,000 common shares and 500,000,000 preferred shares.

     Effective August 17, 2003, we implemented a 1-250 reverse split of our issued and outstanding common stock. Effective August 17, 2004, we implemented a 1-250 reverse split of our issued and outstanding common stock. Effective December 1, 2004, we implemented a 1-1,000 reverse split of our issued and outstanding common stock.

     On October 28, 2003 we filed a certificate of designation of our Series A Preferred Stock with the Secretary of State of Florida. 50,000,000 shares have been designated as Series A Preferred Stock. Each share of our Series A Preferred Stock is convertible into 20 shares of our common stock. Each share of our Series A Preferred Stock is entitled to 20 votes of our common stock on all matters submitted to a vote of our common stockholders.

     Effective January 12, 2005, we filed a certificate of designation for the Series B preferred stock with the Secretary of State of Florida. 50,000,000 shares have been designated as Series B preferred stock. Each share of the Series B preferred stock is convertible into 10 shares of our common stock On all matters submitted to a vote of the holders of the common stock, including, without limitation, the election of directors, a holder of shares of the Series B preferred stock shall be entitled to the number of votes on such matters equal to the number of shares of the Series B preferred stock held by such holder multiplied by the number of shares of the common stock each such share of the Series B preferred stock shall then be convertible.

     Effective March 7, 2005, we changed our name to "Winsted Holdings, Inc" and implemented a 1-1,000 reverse split of our issued and outstanding common shares. In addition, we have signed a Letter of Intent to merge with Nu Image MedSpa, Inc.

OUR  ORGANIZATION

     During 2001 and 2002 the Company marketed and distributed telecommunications and internet services and products. Our efforts to develop the business failed, and as of December 31, 2002 all of our previous operations ceased, and we entered into an Agreement with Jim Lane, the president of SBSI/Cyberspeedway releasing all assets of SBSI/Cyberspeedway to Jim Lane in exchange for past wages and expenses owed to Mr. Lane.

     On February 24, 2003, we entered into a share purchase agreement with Mark Ellis and Jeffrey Black providing for the purchase by Mr. Ellis from Mr. Black of 271,000,000 shares of our common stock, no par value, for a total purchase price of $20,000. As a result of this transaction, Mr. Ellis acquired at 71.99 percent beneficial ownership in us. On February 27, 2003, Mark Ellis was elected as our chief executive officer and sole director. Simultaneous with Mr. Ellis' election as our officer and director, Jeffrey Black and Jonathan Miller resigned an our officers and directors.

     We are looking to merge or acquire an interest in business opportunities.

     Effective with the change in control of the Company, our activities have focused on:

- Maintaining our registration status and filing the required reports under the Securities Exchange of 1934; and

- From January 1, 2003 through December 31, 2004, filing nine registration statements on SEC Forms S-8 under the Securities Act of 1933 and receiving the aggregate proceeds of $2,370,212 from the registrations.

     Effective November 22, 2004, we became a "business development company," as described more fully in "Company Overview," supra.

EMPLOYEES

     We have four full-time employees and three part-time employees as of March 31, 2005. As we grow, we will need to attract an unknown number of additional qualified employees. Although we have experienced no work stoppages and believe our relationships with our employees are good, we could be unsuccessful in attracting and retaining the persons needed. None of our employees are currently represented by a labor union. We expect to have a ready source of available labor to support our growth.

MARKETS  AND  MARKETING

     We market our products by means of advertisements in local newspapers, radio, and trade shows. We also utilize direct mail campaigns.

RISK  FACTORS

NEED  FOR  ONGOING  FINANCING.

     We will need additional capital to continue our operations and will endeavor to raise funds through the sale of equity shares and revenues from operations.

     There can be no assurance that we will generate revenues from operations or obtain sufficient capital on acceptable terms, if at all. Failure to obtain such capital or generate such operating revenues would have an adverse impact on our financial position and results of operations and ability to continue as a going concern. Our operating and capital requirements during the next fiscal year and thereafter will vary based on a number of factors, including the level of sales and marketing activities for our services and products. There can be no assurance that additional private or public financing, including debt or equity financing, will be available as needed, or, if available, on terms favorable to us. Any additional equity financing may be dilutive to stockholders and such additional equity securities may have rights, preferences or privileges that are senior to those of our existing common stock.

     Furthermore, debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on our operating flexibility. Our failure to successfully obtain additional future funding may jeopardize our ability to continue our business and operations.

     If we raise additional funds by issuing equity securities, existing stockholders may experience a dilution in their ownership. In addition, as a condition to giving additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders.

BUSINESS  CONCENTRATION.

     While we consider our relationships with our customers to be satisfactory, given the concentration of our sales to a few key customers, our continued relationships may be subject to the policies and practices of the customers. We continue to concentrate our efforts on expanding our customer base in order to reduce our reliance on our current customers.

INFLATION.

     In our opinion, inflation has not had a material effect on our financial condition or results of our operations.

TRENDS,  RISKS  AND  UNCERTAINTIES.

     We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our common stock.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS.

     We provide the following cautionary discussion of risks, uncertainties and possible inaccurate assumptions relevant to our business and our products. These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed here could adversely affect us.

POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS.

     Our quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, most of which are outside our control, including the demand for our services, seasonal trends in purchasing, the amount and timing of capital expenditures; price competition or pricing changes in the industry; technical difficulties or system downtime; general economic conditions, and economic conditions specific to our industry. Our quarterly results may also be significantly impacted by the impact of the accounting treatment of acquisitions, financing transactions or other matters. Particularly at our early stage of development, occurrences such as accounting treatment can have a material impact on the results for any quarter. Due to the foregoing factors, among others, it is likely that our operating results will fall below our expectations or those of investors in some future quarter.

LACK  OF  INDEPENDENT  DIRECTORS.

     We cannot guarantee that our board of directors will have a majority of independent directors in the future. In the absence of a majority of independent directors, our executive officers, could establish policies and enter into transactions without independent review and approval thereof. This could present the potential for a conflict of interest between us and our stockholders generally and the controlling officers, stockholders or directors.

LIMITATION OF LIABILITY AND INDEMNIFICATION OF OFFICERS AND DIRECTORS.

     Our officers and directors are required to exercise good faith and high integrity in our management affairs. Our articles of incorporation provide, however, that our officers and directors shall have no liability to our stockholders for losses sustained or liabilities incurred which arise from any transaction in their respective managerial capacities unless they violated their duty of loyalty, did not act in good faith, engaged in intentional misconduct or knowingly violated the law, approved an improper dividend or stock repurchase, or derived an improper benefit from the transaction. Our articles and bylaws also provide for the indemnification by us of the officers and directors against any losses or liabilities they may incur as a result of the manner in which they operate our business or conduct the internal affairs, provided that in connection with these activities they act in good faith and in a manner that they reasonably believe to be in, or not opposed to, our best interests, and their conduct does not constitute gross negligence, misconduct or breach of fiduciary obligations.

MANAGEMENT  OF  POTENTIAL  GROWTH.

     We may experience rapid growth which will place a significant strain on our managerial, operational, and financial systems resources. To accommodate our current size and manage growth, we must continue to implement and improve our financial strength and our operational systems, and expand, train and manage our sales and distribution base. There is no guarantee that we will be able to effectively manage the expansion of our operations, or that our facilities, systems, procedures or controls will be adequate to support our expanded operations. Our inability to effectively manage our future growth would have a material adverse effect on us.

WE  PAY  NO  DIVIDENDS.

     We have never declared nor paid cash dividends on our capital stock. We currently intend to retain any earnings for funding growth however these plans may change depending upon capital raising requirements.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     We believe that we do not have any material exposure to interest or commodity risks. Our financial results are quantified in U.S. dollars and a majority of our obligations and expenditures with respect to our operations are incurred in U.S. dollars. Although we do not believe we currently have any materially significant market risks relating to our operations resulting from foreign exchange rates, if we enter into financing or other business arrangements denominated in currency other than the U.S. dollars, variations in the exchange rate may give rise to foreign exchange gains or losses that may be significant.

     We currently have no material long-term debt obligations. We do not use financial instruments for trading purposes and we are not a party to any leverage derivatives.

RISKS RELATING TO OUR BUSINESS

WE  ARE NOT LIKELY TO SUCCEED UNLESS WE CAN OVERCOME THE MANY OBSTACLES WE FACE.

     As an investor, you should be aware of the difficulties, delays and expenses we encounter, many of which are beyond our control, including unanticipated market trends, employment costs, and administrative expenses. We cannot assure our investors that our proposed business plans as described in this report will materialize or prove successful, or that we will ever be able to finalize development of our products or services or operate profitably. If we cannot operate profitably, you could lose your entire investment. As a result of the nature of our business, initially we expect to sustain substantial operating expenses without generating significant revenues.

OUR AUDITORS HAVE STATED WE MAY NOT BE ABLE TO STAY IN BUSINESS.

     Our auditors have issued a going concern opinion, which means that there is doubt that we can continue as an ongoing business for the next 12 months. Unless we can raise additional capital, we may not be able to achieve our objectives and may have to suspend or cease operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

OUR ACQUISITION STRATEGY INVOLVES A NUMBER OF RISKS.

     We intend to pursue growth through the opportunistic acquisition of companies or assets that will enable us to expand our service lines to provide more cost-effective customer solutions. We routinely review potential acquisitions. This strategy involves certain risks, including difficulties in the integration of operations and systems, the diversion of our management's attention from other business concerns, and the potential loss of key employees of acquired companies. We may not be able to successfully acquire, and/or integrate acquired businesses into our operations.

RISKS  RELATING  TO  OUR  STOCK

WE MAY NEED TO RAISE ADDITIONAL CAPITAL. IF WE ARE UNABLE TO RAISE NECESSARY ADDITIONAL CAPITAL, OUR BUSINESS MAY FAIL OR OUR OPERATING RESULTS AND OUR STOCK PRICE MAY BE MATERIALLY ADVERSELY AFFECTED.

     Due to the lack of revenue and expenses, we need to secure adequate funding. If we are unable to obtain adequate funding, we may not be able to successfully develop and market our products and services and our business will most likely fail. We do not have commitments for additional financing. To secure additional financing, we may need to borrow money or sell more securities, which may reduce the value of our outstanding securities. Under these circumstances, we may be unable to secure additional financing on favorable terms or at all.

     Selling additional stock, either privately or publicly, would dilute the equity interests of our stockholders. If we borrow more money, we will have to pay interest and may also have to agree to restrictions that limit our operating flexibility. If we are unable to obtain adequate financing, we may have to curtail business operations which would have a material negative effect on operating results and most likely result in a lower stock price.

OUR STOCK PLANS

     In the course of its review of registrant's financial statements for the nine months period ended September 30, 2003, our former auditor, Stark Winter, was unable to determine whether all issuances of common stock by us pursuant to S-8 registration statements complied with all applicable securities laws and regulations. In addition, Stark Winter was not satisfied that the receipt of approximately $253,000 of the proceeds received from the exercise of options to purchase stock registered on Form S-8 by our officer did not violate the Sarbanes-Oxley Act.

OUR COMMON STOCK HAS EXPERIENCED IN THE PAST, AND IS EXPECTED TO EXPERIENCE IN THE FUTURE, SIGNIFICANT PRICE AND VOLUME VOLATILITY, WHICH SUBSTANTIALLY INCREASES THE RISK THAT YOU MAY NOT BE ABLE TO SELL YOUR SHARES AT OR ABOVE THE PRICE THAT YOU PAY FOR THE SHARES.

     Because of the limited trading market for our common stock, and because of the possible price volatility, you may not be able to sell your shares of common stock when you desire to do so. During 2003 and 2004, our common stock was sold and purchased at prices that ranged from a high of $0.18 to a low of $0.0009 per share. The inability to sell your shares in a rapidly declining market may substantially increase your risk of loss because of such illiquidity because the price for our common stock may suffer greater declines due to its price volatility.

     The price of our common stock that will prevail in the market after this offering may be higher or lower than the price you pay. Certain factors, some of which are beyond our control, that may cause our share price to fluctuate significantly include, but are not limited to, the following:

-    Variations in our quarterly operating results;

- The development of a market in general for our products and services;

-    Changes in market valuations of similar companies;

- Announcement by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

- Loss of a major customer or failure to complete significant transactions;

-    Additions or departures of key personnel; and

-    Fluctuations in stock market price and volume.

     Additionally, in recent years the stock market in general, and the OTC Bulletin Board and technology stocks in particular, have experienced extreme price and volume fluctuations. In some cases, these fluctuations are unrelated or disproportionate to the operating performance of the underlying company. These market and industry factors may materially and adversely affect our stock price, regardless of our operating performance.

     Over the past few months, there have been periods of significant increases in trading volume of our common stock during which the price of our stock has both increased and decreased. The historical trading of our common stock is not necessarily an indicator of how it will trade in the future and our trading price as of the date of this report does not necessarily portend what the trading price of our common stock might be in the future.

     In the past, class action litigation has often been brought against companies following periods of volatility in the market price of the common stock of those companies. If we become involved in this type of litigation in the future, it could result in substantial costs and diversion of management attention and resources, which could have a further negative effect on your investment in our stock.

OUR DIRECTORS HAVE THE RIGHT TO AUTHORIZE THE ISSUANCE OF PREFERRED STOCK AND ADDITIONAL SHARES OF OUR COMMON STOCK.

     Our directors, within the limitations and restrictions contained in our articles of incorporation and without further action by our stockholders, have the authority to issue shares of preferred stock from time to time in one or more series and to fix the number of shares and the relative rights, conversion rights, voting rights, and terms of redemption, liquidation preferences and any other preferences, special rights and qualifications of any such series. We have no intention of issuing preferred stock at the present time. Any issuance of preferred stock could adversely affect the rights of holders of our common stock.

     Should we issue additional shares of our common stock at a later time, each investor's ownership interest in Winsted Holdings, Inc. would be proportionally reduced. No investor will have any preemptive right to acquire additional shares of our common stock, or any of our other securities.

IF WE FAIL TO REMAIN CURRENT ON OUR REPORTING REQUIREMENTS, WE COULD BE REMOVED FROM THE OTC BULLETIN BOARD WHICH WOULD LIMIT THE ABILITY OF BROKER-DEALERS TO SELL OUR SECURITIES AND THE ABILITY OF STOCKHOLDERS TO SELL THEIR SECURITIES IN THE SECONDARY MARKET.

     Companies trading on the OTC Bulletin Board, such as Winsted Holdings, Inc., must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

OUR COMMON STOCK IS SUBJECT TO THE "PENNY STOCK" RULES OF THE SEC AND THE TRADING MARKET IN OUR SECURITIES IS LIMITED, WHICH MAKES TRANSACTIONS IN OUR STOCK CUMBERSOME AND MAY REDUCE THE VALUE OF AN INVESTMENT IN OUR STOCK.

     The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. Inasmuch as that the current bid and ask price of common stock is less than $5.00 per share, our shares are classified as "penny stock" under the rules of the SEC. For any transaction involving a penny stock, unless exempt, the rules require:

- That a broker or dealer approve a person's account for transactions in penny stocks; and

- The broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

     In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

- Obtain financial information and investment experience objectives of the person; and

- Make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

     The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

- Sets forth the basis on which the broker or dealer made the suitability determination; and

- That the broker or dealer received a signed, written agreement from the investor prior to the transaction.

     Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

     Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

ITEM 2.     DESCRIPTION  OF  PROPERTY.

     We lease 2,300 square feet of office space at 5000 Birch Street, Suite 3000, Newport Beach, California 92660. Our Birch Street lease is month to month at a price of $2,300 per month. We also have a three-year lease for 12,000 square feet at 5440 Trabuco Road, Irvine, California 92620 at a price of $12,000 per month.

ITEM 3.     LEGAL  PROCEEDINGS.

     We are not currently a party to any legal proceedings required to be described in response to Item 103 of Regulation S-B.

ITEM 4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

     On January 20, 2005, our majority stockholder, acting by written consent, voted to:

     1. Approve an amendment to our articles of incorporation to change our name from "Indiginet, Inc." to "Winsted Holdings, Inc.";

     2. Approve an amendment to our articles of incorporation to increase the authorized number of shares of our common stock from 2,000,000,000 to 5,000,000,000 shares;

     3. Approve an amendment to our articles of incorporation to increase the authorized number of shares of our preferred stock from 200,000,000 to 500,000,000 shares;

     4.   Ratify  the  November  24,  2004  conversion of Indiginet, Inc. into a
Business  Development  Corporation;  and

     5.   Approve  the  following  Indiginet,  Inc.  Stock  Plans:

          (a) Stock Plan for the Year 2004 No. 3 adopted by our directors on July 21, 2004, with 395,000,000 shares of our common stock in the aggregate authorized for issuance under the Plan;

          (b) Stock Plan for the Year 2004 No. 4 adopted by our directors on September 1, 2004, with 150,000,000 shares of our common stock in the aggregate authorized for issuance under the Plan; and

          (c) Stock Plan for the Year 2004 No. 5 adopted by our directors on October 12, 2004, with 250,000,000 shares of our common stock in the aggregate authorized for issuance under the Plan .

     Mr. Mark Ellis, our chief executive officer, chief financial officer, president and director, had the power to vote 780,000,000 shares of the common stock, which number exceeded the majority of the issued and outstanding shares of the common stock on the record date. Mr. Ellis Mr. Ellis voted in favor of the proposed amendments to our articles of incorporation, to ratify the conversion to a Business Development Corporation and for the approval of the Stock Plans.

                                     PART II

ITEM 5.     MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS.

     Our common stock is quoted on the OTC Bulletin Board under the symbol "WNHL.OB." These quotations reflect inter-dealer prices, without mark-up, mark-down or commission, and may not represent actual transactions.

CALENDAR YEAR 2003   HIGH     LOW
                    ------  -------
First Quarter       $ 2.50  $  0.50
Second Quarter        8.75     0.25
Third Quarter         0.75    0.015
Fourth Quarter       0.072     0.01

CALENDAR YEAR 2004   High     Low
                    ------  -------
First Quarter       $ 0.01  $  0.01
Second Quarter        0.10   0.0006
Third Quarter         0.06   0.0009
Fourth Quarter        0.45   0.0006

     At December 31, 2004, we had 29,311 shares of our common stock outstanding. Our shares of common stock are held by approximately 421 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

SECTION  15(g)  OF  THE  EXCHANGE  ACT

     The shares of our common stock are covered by Section 15(g) of the Exchange Act, and Rules 15g-1 through 15g-6 promulgated thereunder, which impose additional sales practice requirements on broker-dealers who sell our securities to persons other than established customers and accredited investors.

     Rule 15g-2 declares unlawful any broker-dealer transactions in "penny stocks" unless the broker-dealer has first provided to the customer a standardized disclosure document.

     Rule 15g-3 provides that it is unlawful for a broker-dealer to engage in a "penny stock" transaction unless the broker-dealer first discloses and subsequently confirms to the customer the current quotation prices or similar market information concerning the penny stock in question.

     Rule 15g-4 prohibits broker-dealers from completing "penny stock" transactions for a customer unless the broker-dealer first discloses to the customer the amount of compensation or other remuneration received as a result of the penny stock transaction.

     Rule 15g-5 requires that a broker-dealer executing a "penny stock" transaction, other than one exempt under Rule 15g-1, disclose to its customer, at the time of or prior to the transaction, information about the sales person's compensation.

     Our common stock may be subject to the foregoing rules. The application of the "penny stock" rules may affect our stockholders' ability to sell their shares because some broker-dealers may not be willing to make a market in our common stock because of the burdens imposed upon them by the "penny stock" rules.

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

     The following table provides information about purchases by us and our affiliated purchasers during the quarter ended December 31, 2004 of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934:

                                 SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES
                                                           (a)              (b)             (c)               (d)
                                                      --------------  ---------------  --------------  -----------------
                                                                                                            Maximum
                                                                                                          number (or
                                                                                        Total number      approximate
                                                                                       of shares (or   dollar value) of
                                                                                           units)         shares (or
                                                                                        purchased as    units) that may
                                                                                          part of           yet be
                                                       Total number    Average price      publicly         purchased
                                                      of shares (or      paid per        announced      under the plans
                                                          units)      share (or unit)     plans or        or programs
                                                        purchased                         programs
                   Period
----------------------------------------------------  --------------  ---------------  --------------  -----------------
October 2004 . . . . . . . . . . . . . . . . . . . .             -0-              -0-             -0-                -0-
November 2004. . . . . . . . . . . . . . . . . . . .             -0-              -0-             -0-                -0-
December 2004. . . . . . . . . . . . . . . . . . . .             -0-              -0-             -0-                -0-
                                                      --------------  ---------------  --------------  -----------------
Total. . . . . . . . . . . . . . . . . . . . . . . .             -0-              -0-             -0-                -0-
                                                      ==============  ===============  ==============  =================

ITEM 6.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.

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

     There are several factors that could cause actual results or events to differ materially from those anticipated, and include, but are not limited to general economic, financial and business conditions, changes in and compliance with governmental laws and regulations, including various state and federal environmental regulations, our ability to obtain additional financing from outside investors and/or bank and mezzanine lenders and our ability to generate sufficient revenues to cover operating losses and position us to achieve positive cash flow.

     Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We believe the information contained in this Form 10-KSB to be accurate as of the date hereof. Changes may occur after that date. We will not update that information except as required by law in the normal course of its public disclosure practices.

MANAGEMENT'S PLAN OF OPERATION

     During the calendar year 2004, we were a telecommuncations provider specializing in website design, web hosting and VOIP catering to small to medium size businesses. With prospects within the industry diminishing, management had elected for us to become a Business Development Company (a "BDC") in late 2004.

     Effective November 22, 2004, we became a "business development company" or "BDC" by filing BDCs are publicly traded companies regulated by the Investment Company Act of 1940. a Form N-54 with the Securities and Exchange Commission and electing to be governed by sections 54 through 65 of the Investment Company Act of 1940. BDCs are publicly traded companies regulated by the Investment Company Act of 1940. We will continue to be subject to the periodic reporting requirements of the 1934 Act and the proxy solicitation requirements of Section 14 of the 1934 Act. Our management personnel will continue to report trading in our stock. . With a name change that was effective in March of 2005, we became Winsted Holdings Inc.

     Our current purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to us by persons or firms who or which desire to seek the perceived advantages of a corporation which is registered under the Securities Exchange Act of 1934, as amended. We do not restrict our search to any specific business; industry or geographical location and we may participate in a business venture of virtually any kind or nature.

     We may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service or for other corporate purposes. We may acquire assets and establish wholly owned subsidiaries in various businesses or acquire existing businesses as subsidiaries or as investments.

In late 2004, we entered the business of non-surgical aesthetic skin care procedures and services. Over the coming months, we plan to outline our changing portfolio holdings and our plans for the long-term Medspa expansion.

We plan to operate as a franchisor of our network of Nu Image MedSpa facilities. We will collect an initial Franchise fee from each Franchisee and ongoing royalties from operational Franchisees. We plan to sell franchise units primarily in California, Nevada, Texas, New York and Arizona. We also plan to expand to other states as the demand arises. We will market our Franchise network primarily through franchised-based Internet marketing sites, Franchise Trade Magazines and Journals and Medical Journals and Magazines, as well as other mediums.

We will provide initial assistance to our franchisees, which will include various franchisee training programs, operational support and consulting.

YEAR 2004 COSTS AND CHANGES IN FINANCIAL CONDITIONS



RESULTS  OF  OPERATIONS

REVENUE

TWELVE  MONTHS  ENDED  DECEMBER 31, 2004 COMPARED TO THE CORRESPONDING PERIOD IN
2003

During the twelve months ended December 31, 2004, we generated minimal revenue via our acquisition of the assets and customer base of The Site Doctors, which we completed on April 30, 2004. We had no revenue during the twelve months ended December 31, 2003.

STOCK  COMPENSATION  EXPENSE

During the twelve months ended December 31, 2004, we had stock compensation expense of $57,685,233, an increase of $55,773,553 or 2,917% compared to stock compensation expense of $1,911,680 during the twelve months ended December 31, 2003. The increase is due to the issuance of convertible preferred stock valued at $56,092,000 issued to the Company's President and CEO. This high valuation was the result of a preferred stock distribution soon after a 1-1000 reverse stock split. We expect to continue to utilize stock compensation in the coming twelve months in order to conserve the Company's cash; however, we anticipate that the level of non-cash compensation will decrease substantially.

SALES, GENERAL AND ADMINISTRATIVE EXPENSES

Sales, general and administrative expenses ("SG&A") were $1,522,035 for the twelve months ended December 31, 2004, an increase of $591,203 or 63.5% compared to SG&A of $930,832 during the twelve months ended December 31, 2003. The increase is due primarily to the following: Depreciation expense increased by $186,772, from $0 in the previous period; administrative salaries increased by $91,012 to $95,548, from $4,536 in the previous period; legal and accounting increased by $81,853 to $138,000, from $56,147 in the previous period; consulting fees increased by $77,293 to $144,200, from $66,907 in the previous period; public relations increased by $31,871 to $42,270, from $10,399 in the previous period; rent expense increased by $25,370 to $37,315, from $11,945 in the previous period; officer salary increased by $25,368 to $692,355, from $666,967 in the previous period; and entertainment expense increased by $17,700 from $0 in the previous period.

COMPENSATION TO SOLE OFFICER

During 2004, $718,335, or approximately 66% of the funds provided by the Company's financing activities were paid to the Company's sole Executive Officer and Director and his spouse.

During 2003, $350,000, or approximately 27% of the funds provided by the Company's financing activities were paid to the Company's sole Executive Officer and Director


In the coming 12 months, the SG&A is expected to increase, primarily due to preferred stock, issued for acquisitions and Investments, attorney fees and sales and marketing support.

LIQUIDITY  AND  CAPITAL  RESOURCES

As  discussed by our accountants in the audited financial statements included in
Item 7 of this Annual Report on Form 10-KSB, our revenue is currently insufficient to cover our costs and expenses. During the twelve months ended December 31, 2004, we incurred a loss of $62,591,443. At December 31, 2004, we have negative working capital of $314,372, and our accumulated deficit is $66,862,734.

     As of December 31, 2004, we had a deficiency in working capital of $ 314,372. For the year ended December 31, 2004, we generated a net cash flow deficit from operating activities of $1,287,693, consisting primarily of year to date losses of $62,591,443, adjusted for non cash expenses of $3,428,001 for goodwill impairment, $186,772 for depreciation , and $57,685,233 in net stock issued to employees and consultants for services.

     Cash used in investing activities totaled $ 53,925, consisting of $40,000 for the acquisition of Site Doctors and $13,925 for the acquisition of property and equipment.

     Cash  provided  by financing activities totaled $ 1,085,550 consisting of $
1,087,050 proceeds from exercised stock options, and the $1,500 repayment of a note payable.

     During 2004, a $718,335 , or approximately 66% of the funds provided by the Company's financing activities were paid to the Company's Chief Executive Officer and Director and his spouse.

     By adjusting our operations and development to the level of capitalization, we believe we have sufficient capital resources to meet projected cash flow deficits. However, if during that period or thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations liquidity and financial condition.

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

GOING  CONCERN

The Company's independent certified public accountants have stated in their report included in the Company's December 31, 2004 Form 10-KSB, that the Company has incurred operating losses and that the Company is dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about the Company's ability to continue as a going concern

The Company has experienced losses from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the years ended December 31, 2004 and 2003, the Company incurred net losses from continuing operations of $62,617,578 and $3,317,015, respectively. At December 31, 2004, the Company had a working capital of $314,372 and a stockholders' deficit of $77,722. The Company's ability to continue as a going concern is contingent upon its ability to secure financing and attain profitable operations.

THE CONSOLIDATED FINANCIAL STATEMENTS DO NOT INCLUDE ANY ADJUSTMENTS TO REFLECT THE POSSIBLE FUTURE EFFECTS ON THE RECOVERABILITY AND CLASSIFICATION OF ASSETS OR THE AMOUNTS AND CLASSIFICATION OF LIABILITIES THAT MAY RESULT FROM OUR POSSIBLE INABILITY TO CONTINUE AS A GOING CONCERN.

CRITICAL  ACCOUNTING  POLICIES

     The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. While there are a number of significant accounting policies affecting our consolidated financial statements, we believe the following critical accounting policy involve the most complex, difficult and subjective estimates and judgments.

STOCK-BASED  COMPENSATION

     In December 2002, the FASB issued SFAS No. 148 - Accounting for Stock-Based Compensation - Transition and Disclosure. This statement amends SFAS No. 123 - Accounting for Stock-Based Compensation, providing alternative methods of voluntarily transitioning to the fair market value based method of accounting for stock based employee compensation. FAS 148 also requires disclosure of the method used to account for stock-based employee compensation and the effect of the method in both the annual and interim financial statements. The provisions of this statement related to transition methods are effective for fiscal years ending after December 15, 2002, while provisions related to disclosure requirements are effective in financial reports for interim periods beginning after December 31, 2002.

     We elected to continue to account for stock-based compensation plans using the intrinsic value-based method of accounting prescribed by APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under the provisions of APB No. 25, compensation expense is measured at the grant date for the difference between the fair value of the stock and the exercise price.

RECENT  ACCOUNTING  PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, Inventory Costs- an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that "under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges" This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

In December 2004, the FASB issued SFAS No.152, "Accounting for Real Estate Time-Sharing Transactions-an amendment of FASB Statements No. 66 and 67" ("SFAS
152) The amendments made by Statement 152 This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. with earlier application encouraged. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005. Accordingly, the Company will implement the revised standard in the third quarter of fiscal year 2005. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. Management is assessing the implications of this revised standard, which may materially impact the Company's results of operations in the third quarter of fiscal year 2005 and thereafter.

On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (" SFAS 153"). This statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for nonmonetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

OFF-BALANCE  SHEET  ARRANGEMENTS

     We do not have any off-balance sheet arrangements.

ITEM 7.     FINANCIAL  STATEMENTS.

     The financial statements and related notes are included as part of this report as indexed in the appendix on page F-1 through F-20.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     On November 18, 2003, Stark Winter Schenkein & Co., LLP ("Stark Winter"), our independent auditors, notified us that they intended to resign from the client-auditor relationship with us. Stark Winter's letter stating that the auditor-client relationship with us was terminated was received by us on November 24, 2003.

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

     During the two most recent fiscal years and any subsequent interim period through November 18, 2003 there were disagreements between us and Stark Winter.

     In the course of its review of registrant's financial statements for the nine months period ended September 30, 2003, Stark Winter was unable to determine whether all issuances of common stock by us pursuant to S-8 registration statements complied with all applicable securities laws and regulations. In addition, Stark Winter was not satisfied that the receipt of approximately $253,000 of the proceeds received from the exercise of options to purchase stock registered on Form S-8 by our officer did not violate the Sarbanes-Oxley Act.

     The subject matter of the disagreements was discussed between Stark Winter and our then-sole director and could not be resolved to the satisfaction of Stark Winter.

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

     We have provided the former accountants with a copy of this report before its filing with the Commission. We requested the former accountants to furnish us with a letter addressed to the Commission stating whether it agrees with the statements made by us and, if not, stating the respects in which they do not agree. We filed the former accountants' letter as an exhibit to our Current Report , filed with the Commission on December 4, 2003.

ITEM 8A.     CONTROLS  AND  PROCEDURES.

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

     Evaluation of disclosure and controls and procedures. As of the end of the period covered by this Annual report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     Changes in internal controls over financial reporting. There was no change in our internal controls, which are included within disclosure controls and procedures, during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls.

ITEM 8B.     OTHER  INFORMATION.

     None.

                                    PART III

ITEM 9.      DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
             COMPLIANCE  WITH  SECTION  16(a)  OF  THE  EXCHANGE  ACT.

     Our directors and executive officer are:

NAME            AGE  POSITION                                       POSITION HELD SINCE
--------------  ---  ---------------------------------------------  -------------------
Mark Ellis       38  President, Director, Chief Executive Officer,          2003
                            and Chief Financial Officer
Brian Brittain   43                   Director                              2004

     Our executive officers are elected annually by our board of directors. There are no family relationships among our directors and executive officers.

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

     Brian Brittain has served as our director since 2004. Since 2002, he has been the president of UCG, a marketing company serving clients such as AT&T, Global Crossing, and Quest. From 1999-2002, Mr. Brittain served as vice-president of sales for ECP, an e-commerce merchant service company providing credit card processing, web sites with e-commerce enablement and private label loyalty cards.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Under Section 16(a) of the Exchange Act, our directors and certain of our officers, and persons holding more than 10 percent of our common stock are required to file forms reporting their beneficial ownership of our common stock and subsequent changes in that ownership with the Securities and Exchange Commission. Such persons are also required to furnish us with copies of all forms so filed.

     Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, we are aware of one person who during the year ended December 31, 2004, was a director, officer, or beneficial owner of more than ten percent of our common stock, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934 during such fiscal year as follows:

     - Mark Ellis. Mark Ellis was an officer and director during the year 2004. Mr. Ellis failed to timely file a Form 4 for the year ended December 31, 2004.

CODE  OF  ETHICS

     We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The code of ethics is designed to deter wrongdoing and to promote:

- Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

- Full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submits to, the SEC and in other public communications made by us;

-    Compliance  with  applicable  governmental  laws,  rules  and  regulations;

- The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

-    Accountability  for  adherence  to  the  code.

     A copy of our code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions was filed as an exhibit to our Annual report for the year ended December 31, 2003, and filed with the Commission on March 30, 2004. We have posted a copy of the code of ethics on our website at www.winstedholdings.com.
             -------------------

     We will provide to any person without charge, upon request, a copy of our code of ethics. Any such request should be directed to our corporate secretary at 5000 Birch Street, Suite 3000, Newport Beach, California 92660.

ITEM 10.     EXECUTIVE  COMPENSATION.

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table provides certain summary information concerning the compensation earned by the named executive officers (determined as of the end of the last fiscal year) for services rendered in all capacities to Winsted Holdings, Inc. and our subsidiaries:

---------------------------------------------------------------------------------------------------------------
                                 ANNUAL COMPENSATION                LONG TERM COMPENSATION
                          ---------------------------------------------------------------------
                                                                     AWARDS             PAYOUTS
                                                           ---------------------------  -------
                                                            RESTRICTED    SECURITIES
                                            OTHER ANNUAL      STOCK       UNDERLYING      LTIP      ALL OTHER
NAME AND PRINCIPAL         SALARY   BONUS   COMPENSATION     AWARD(S)    OPTIONS/SARS   PAYOUTS   COMPENSATION
POSITION            YEAR    ($)      ($)         ($)           ($)            (#)         ($)          ($)
---------------------------------------------------------------------------------------------------------------
Mark Ellis          2002
                    2003   350,000   -0-                       740,000*       -0-         -0-          -0-
                    2004   692,335   -0-                    56,092,000*
---------------------------------------------------------------------------------------------------------------

     *  During  the  year  ended  December  31, 2003 the Company issued 2,600,000 shares of common stock with a fair market value of $740,000 to Mark Ellis as a bonus and in lieu of cash compensation.  During the year ended
December  31,  2004  the  Company  issued  shares to Mark Ellis as follows: 7,000,000 shares of preferred stock convertible into 140,000,000 shares of common stock with a fair value of $0.0066 per share or $924,000, granted on  March  30,  2004;  16,000,000 shares of preferred stock convertible into 320,000,000 shares of common stock with  a  fair  value  of  $0.0024  per  share,  or $768,000, granted on Mary 21, 2004; and 16,000,000 shares of preferred  stock  convertible  into  320,000,000 shares of common stock with a fair value of $0.17 per share or
$54,400,000,  granted  on  December  2,  2004.

EMPLOYMENT  AGREEMENTS

     We have an employment agreement with one of our directors, Mark Ellis. Pursuant to Mr. Ellis' five-year employment contract with us, as amended on November 24, 2003, we will pay Mr. Ellis a base salary of Three Hundred and Fifty Thousand Dollars ($350,000) for the first year of his Employment Agreement; Four Hundred Thousand Dollars ($400,000) for the second year of his Employment Agreement; Four Hundred and Fifty Thousand Dollars ($450,000) for the third year of his Employment Agreement; Five Hundred Thousand Dollars ($500,000) for the fourth year of his Employment Agreement; and Five Hundred and Fifty Thousand Dollars ($550,000) for the fifth year of his Employment Agreement.

     During 2004, $718,335, or approximately 66%of the funds provided by the Company's financing activities were paid to the Company's Chief Executive Officer and Director and his spouse.

     During 2003, $350,000, or approximately 27% of the funds provided by the Company's financing activities were paid to the Company's Chief Executive Officer and Director

     In addition, Mr. Ellis' employment agreement allows Mr. Ellis to elect whether to receive his Revenue Bonus in the form of cash, our preferred stock, or a combination of cash and preferred stock. Finally, a new provision provides for preferred stock bonuses to be awarded to Mr. Ellis when certain milestones are accomplished.

     We do not have employment agreements with any of our other employees except Mr. Ellis.

CONFIDENTIALITY  AGREEMENTS

     We generally require our employees to execute confidentiality and nondisclosure agreements upon the commencement of employment with us. The agreements generally provide that all inventions or discoveries by the employee related to our business and all confidential information developed or made known to the employee during the term of employment shall be the exclusive property of us and shall not be disclosed to third parties without our prior approval.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLAN INFORMATION

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

     The following table provides information as of the end of the most recently completed fiscal year with respect to compensation plans (including individual compensation arrangements) under which equity securities of the registrant are authorized for issuance, aggregated as follows:

-    All compensation plans previously approved by security holders; and

-    All compensation plans not previously approved by security holders.

                                                                                                NUMBER OF SECURITIES REMAINING
                                 NUMBER OF SECURITIES TO BE                                      AVAILABLE FOR FUTURE ISSUANCE
                                  ISSUED UPON EXERCISE OF         WEIGHTED-AVERAGE EXERCISE        UNDER EQUITY COMPENSATION
                               OUTSTANDING OPTIONS, WARRANTS    PRICE OF OUTSTANDING OPTIONS,     PLANS (EXCLUDING SECURITIES
                                         AND RIGHTS                  WARRANTS AND RIGHTS           REFLECTED IN COLUMN (a))
PLAN CATEGORY                               (a)                              (b)                              (c)
-----------------------------  ------------------------------  -------------------------------  -------------------------------
Equity compensation plans
approved by security holders           1,212,000,000                                                          -0-
Equity compensation plans not
approved by security holders                -0-                              N/A                              N/A
Total                                  1,212,000,000                     $ 0.002                              -0-


SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of December 31, 2004, information concerning ownership of our securities by:

- Each person who owns beneficially more than five percent of the outstanding shares of our common stock;

- Each person who owns beneficially outstanding shares of our preferred stock;

-    Each director;

-    Each named executive officer; and

-    All directors and officers as a group.

                                                    COMMON STOCK BENEFICIALLY    PREFERRED STOCK BENEFICIALLY
                                                            OWNED (2)                      OWNED (2)
                                                   ---------------------------  -------------------------------
NAME AND ADDRESS OF BENEFICIAL OWNER (1)              NUMBER        PERCENT          NUMBER          PERCENT
-------------------------------------------------  -------------  ------------  ----------------  -------------
Mark Ellis (3)                                        20,000,016           0.5     48,000,000(7)       67.65(7)
Brian Brittain (4)                                             0             0              0              0
All directors and officers as a group (2 persons)     20,000,016           0.5     48,000,000(7)       67.65(7)
                                                   =============  ============  ================  =============
Universal Broadband Communications, Inc. (5)                   0             0      6,000,000(7)       17.65(7)
C2C Exchange, Inc. (6)                                         0             0      5,000,000(7)        14.7(7)

-------------------


*     Less  than  one  percent.
(1)   Unless  otherwise  indicated,  the  address for each of these shareholders is c/o  Indiginet,  Inc., 5000
      Birch Street, Suite 3000, Newport Beach, California 92660.  Also, unless otherwise indicated, each person named in  the  table  above  has  the  sole  voting and investment power with respect to  the  shares  of our common and preferred  stock  which  he  beneficially  owns.
(2)   Beneficial  ownership  is  determined  in  accordance  with  the rules of the SEC.  The total  number  of outstanding shares of the common stock on the date of this Report is 208,623,538, and the total number of outstanding  shares  of  the  Series A preferred stock on the date of this Report is 59,000,000
(3)   Mr.  Ellis  is  our  chief  executive  officer,  chief  financials  officer,  president  and  director.
(4)   Mr.  Brittain  is  our  director.
(5)   Universal  Broadband  Communications,  Inc.  is  a  California corporation,  whose  address is 5000 Birch
      Street,  Suite  300,  Newport  Beach,  California  92660.  Universal  Broadband  Communications,  Inc. is
      controlled by Mark  Ellis,  our  chief  executive  officer,  president  and  director.
(6)   C2C  Exchange,  Inc.  is a California corporation, whose address is 5000 Birch Street, Suite 300, Newport
      Beach, California 92660. C2C Exchange, Inc. is  controlled  by  Mark  Ellis, our chief executive officer, president  and  director.
(7)   Series  A  Preferred  Stock.

     There are no arrangements, known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of Winsted Holdings, Inc.

     There are no arrangements or understandings among members of both the former and the new control groups and their associates with respect to election of directors or other matters.

ITEM 12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

     On December 6, 2004, we purchased all of the outstanding stock of Medspa Solutions, Inc. for 20,000,000 shares of common stock. The closing price of the stock on the acquisition date was $0.17, and the acquisition was valued at $3,400,000. We have recorded an impairment to the carrying value of this asset in the amount of $3,400,000 and charged this amount to operations during the twelve months ended December 31, 2004. Medspa Solutions, Inc. is controlled by Mark Ellis, our chief executive officer, president and director.

     During 2004, $718,335, or approximately 66%of the funds provided by the Company's financing activities were paid to the Company's Chief Executive Officer and Director and his spouse.

     During 2003, $350,000, or approximately 27% of the funds provided by the Company's financing activities were paid to the Company's Chief Executive Officer and Director

ITEM 13.     EXHIBITS.

EXHIBIT NO.                         IDENTIFICATION OF EXHIBIT
-----------                         -------------------------
3.1 *        Articles of Incorporation (Exhibit 2(a) to Company's Form10-SB, Commission File No. 0-32333)
3.2*         Articles of Amendment to Articles of Incorporation (Exhibit 2(b) to Company's Form 10-SB,
             Commission File No. 0-32333)
3.3*         Articles of Amendment to Articles of Incorporation (Exhibit 3(i)(b) to Company's Form 10-KSB for
             fiscal year ended December 31, 2001, Commission File No. 0-32333)
3.4**        Articles of Amendment to the Articles of Incorporation, filed effective on August 16, 2004.
3.5**        Articles of Amendment to the Articles of Incorporation, filed effective November 29, 2004.
3.6**        Articles of Amendment to the Articles of Incorporation, establishing our Series B preferred stock, filed effective January 12, 2005.
3.7**        Articles of Amendment to the Articles of Incorporation, filed effective March 1, 2005.
10.1*        Agreement to Purchase Assets of The Site Doctors.
10.2*        Agreement to Purchase Assets of C2C Exchange.
10.3*        Agreement to Purchase Assets of Universal Broadband Communications, Inc.
10.4*        Stock Purchase Agreement between Indiginet, Inc. and Medspa Solutions, Inc.
14*          Code of Ethics
21**         Subsidiaries.
31.1**       Certification of Mark Ellis, President, Chief Executive Officer and Chief Financial Officer of Winsted
             Holdings, Inc., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley
             Act of 2002.
32.1**       Certification of Mark Ellis, President, Chief Executive Officer and Chief Financial Officer of Winsted
             Holdings, Inc., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley
             Act of 2002.

__________
*  Previously Filed
**   Filed Herewith

ITEM 14.     PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES.

AUDIT  FEES

     The aggregate fees billed by Russell Bedford Stefanou Mirchandani LLP for professional services rendered for the audit of our annual financial statements for fiscal year 2004 were $20,000.

     The aggregate fees billed by Russell Bedford Stefanou Mirchandani LLP for professional services rendered for the audit of our annual financial statements for fiscal year 2003 were $25,000.

AUDIT-RELATED  FEES

     The aggregate fees billed by Russell Bedford Stefanou Mirchandani LLP for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements for fiscal year 2004 were $0.

     The aggregate fees billed by Russell Bedford Stefanou Mirchandani LLP for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements for fiscal year 2003 were $0.

ALL  OTHER  FEES

     There were no other fees billed by Russell Bedford Stefanou Mirchandani LLP for professional services rendered, other than as stated under the captions Audit Fees, Audit-Related Fees, and Tax Fees. Policy On Audit Committee Pre-Approval Of Audit And Permissible Non-Audit Services Of Independent Auditors

     The Company currently does not have a designated Audit Committee, and accordingly, the Company's Board of Directors' policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Company's Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Winsted Holdings, Inc.


Date:  April 18, 2005.
                                       By  /s/  Mark  Ellis
                                         --------------------------------
                                         Mark Ellis,
                                         President, Chief Executive Officer
                                         and Chief  Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                            Title                             Date
------------------  --------------------------------------------  --------------
/s/ Mark Ellis      President, Director, Chief Executive Officer  April 18, 2005
------------------         and Chief Financial Officer
Mark Ellis

------------------
/s/ Brian Brittain
------------------
Brian Brittain                       Director                     April 18, 2005

------------------

                             WINSTED HOLDINGS, INC.
                           (FORMERLY INDIGINET, INC.)

                          INDEX TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


Report of Independent Registered Certified Public Accounting Firm          F-1
Consolidated Balance Sheet at December 31, 2004                            F-2
Consolidated Statements of Losses for the Years ended
   December 31, 2004 and 2003                                              F-3
Consolidated Statement of Deficiency In Stockholders' Equity
   for the years ended December 31, 2004 and 2003                    F-4 - F-7
Consolidated Statements of Cash Flows for the Years ended
   December 31, 2004 and 2003                                        F-8 - F-9
Notes to Consolidated Financial Statements                          F-10- F-28

                    RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
                          CERTIFIED PUBLIC ACCOUNTANTS

        REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM


Board of Directors and Shareholders
Winsted Holdings, Inc.
Newport Beach, CA

We have audited the accompanying consolidated balance sheet of Winsted Holdings, Inc. (formerly Indiginet, Inc.) (the "Company") as of December 31, 2004 and the related consolidated statements of losses, deficiency in stockholders' equity, and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We have conducted our audits in accordance with the standards of the Public Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2004 and the results of its operations and its cash flows for each of the two years in the period then ended in conformity with accounting principles generally accepted in the United States of America.

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


New York, New York
April 1, 2005

                                       Winsted Holdings, Inc.
                                     Consolidated Balance Sheet


                                                                                December 31,
                                                                                    2004
                                                                               --------------
                                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                    $      20,812
  Trade accounts receivable, net of allowance for doubtful accounts of                 2,607
  Other current assets                                                                 9,167
                                                                               --------------
    Total current assets                                                              32,586

    Property and equipment, net of accumulated depreciation of $185,892              236,650

                                                                               --------------
    Total assets                                                               $     269,236
                                                                               ==============

                    LIABILITIES AND DEFICIENCY IN STOCKHOLDERS'EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses                                        $     151,366
  Accounts payable and accrued expenses  - related parties                            34,661
  Notes payable - related parties                                                    160,931
                                                                               --------------

    Total current liabilities                                                        346,958

Stockholders' (deficit)
  Preferred stock, no par value, 150,000,000 and 15,000,000 shares                         -
    authorized, none issued or outstanding
  Preferred stock, Series A, convertible, no par value,
    50,000,000 shares authorized, 49,000,000 shares issued and outstanding        56,972,000
  Common stock, no par value 2,000,000,000 and 500,000,000 shares
    authorized, 29,311 shares issued and outstanding                               7,031,518
  Common stock subscribed                                                          3,400,000
  Stock Option Receivable                                                           (125,756)
  Deferred compensation                                                             (476,250)
  Treasury stock, 1,000 shares, at cost                                              (16,500)
  Accumulated (deficit)                                                          (66,862,734)
                                                                               --------------
    Total deficiency in stockholder's equity                                         (77,722)

                                                                               --------------
     Total liabilities and deficiency in stockholders' equity                  $     269,236
                                                                               ==============

The accompanying notes are an integral part of these financial statements.                 -

                                 Winsted Holdings, Inc.
                            Consolidated Statements of Losses


                                           December 31,      December 31,
                                               2004              2003
                                         ----------------  ----------------
REVENUES                                 $        23,691   $             -

COSTS AND EXPENSES
  Stock compensation                          57,685,233         1,911,680
  Impairment of goodwill                       3,428,001           474,503
  Depreciation                                   186,772                 -
  General and administrative expenses          1,335,263           930,832
  Investment expense                               6,000                 -

                                         ----------------  ----------------
                                             (62,617,578)        3,317,015
                                         ----------------  ----------------

Loss from operations                         (62,617,578)       (3,317,015)

Other income (expense):
  Interest income (expense)                      (12,988)          (21,056)
  Gain on settlement of liabilities               39,123            29,462
                                         ----------------  ----------------

  Income (loss) before income taxes          (62,591,443)       (3,308,609)

  Income tax benefit                                   -                 -
                                         ----------------  ----------------


                                         ----------------  ----------------
Net loss                                 $   (62,591,443)  $    (3,308,609)
                                         ================  ================

NET LOSS PER COMMON SHARE
  Net loss                               $    (33,047.22)  $(22,057,393.33)
                                         ================  ================

LOSS PER SHARE INFORMATION -
  BASIC AND FULLY DILUTED
  Weighted average shares outstanding              1,894              0.15
                                         ================  ================

The accompanying notes are an integral part of these financial statements.

                                                       Winsted Holdings Inc.
                                    Consolidated Statement of Deficiency in Stockholders' Equity
                                             For the Two  Years Ended December 31, 2004

                                               Preferred
                                          Stock Subscriptions        Common Stock    Additional     Stock
                                        ------------------------  ------------------   Paid-in    Subscription  Treasury
                                          Shares       Amount     Shares    Amount     Capital     Receivable     Stock
                                        -----------  -----------  ------  ----------  ----------  ------------  ---------
Balance at December 31, 2002,
  as restated                                    -   $         -       *  $  367,026  $ 112,000   $         -   $(16,500)

  Elimination of par value                                                   112,000   (112,000)            -          -

  Shares issued pursuant to
    asset purchase agreement with C2C                                                                 400,000

  Shares issued pursuant to asset
    purchase agreement with
    Universal Broadband
    Communications, Inc.                                                                              480,000

  Shares issued in exchange
    for note payable - related party                                   *     105,000

  Shares issued in exchange for
    note payable - related party                                       *      15,000

  Shares issued to consultants
    for services                                                       1   1,584,760

  Shares issued under stock
    option plan                                                        1   1,510,801

  Shares issued for officer
    compensation                                                       *     740,000

  Amortization of deferred
    compensation

  Net (loss)

                                        ---------------------------------------------------------------------------------
Balance at December 31, 2003                     -   $         -       1  $4,434,587  $       -   $   880,000   $(16,500)
                                        =================================================================================

  Shares issued to  consultants
    for services                                                   3,205   1,164,089          -             -          -

  Shares issued under  option plan                                 4,983   1,278,883          -             -          -

  Shares issued under option plans
    - options receivable                                           1,122     147,959          -             -          -

   Shares issued for investment                                        *       6,000          -             -          -

  Issuance of preferred stock
    for acquisitions                    11,000,000       880,000       -           -          -      (880,000)         -

  Issuance of preferred stock to
    CEO (March 2004)                     7,000,000       924,000       -           -          -             -          -

  Issuance of preferred stock to
    CEO (May 2004)                      16,000,000       768,000

  Issuance of preferred stock to
    CEO (December 2004)                 16,000,000    54,400,000       -           -          -             -          -

  Convert preferred shares to
    common                              (1,000,000)            -  20,000           -          -             -          -

  Common stock issuable  for
    Medspa acquisition                                                                              3,400,000

  Amortization of
    deferred compensation                        -             -       -           -          -             -          -

  Net (loss)

                                        ---------------------------------------------------------------------------------
Balance at December 31, 2004            49,000,000   $56,972,000  29,311  $7,031,518  $       -   $ 3,400,000   $(16,500)
                                        =================================================================================


                                           Stock
                                          Options        Deferred     Accumulated
                                         Receivable    Compensation     (Deficit)        Total
                                        ------------  --------------  -------------  -------------
Balance at December 31, 2002            $         -   $           -   $   (962,682)  $   (500,156)

  Elimination of par value                                        -              -              -

  Shares issued pursuant to
    asset purchase agreement with C2C                             -                       400,000

  Shares issued pursuant to asset
    purchase agreement with
    Universal Broadband
    Communications, Inc.                                                                  480,000

  Shares issued in exchange
    for note payable - related party                                                      105,000

  Shares issued in exchange for
    note payable - related party                                                           15,000

  Shares issued to consultants
    for services                                         (1,584,760)                            -

  Shares issued under stock
    option plan                                                                         1,510,801

  Shares issued for officer
    compensation                                           (740,000)                            -

  Amortization of deferred
    compensation                                          1,690,073                     1,690,073

  Net (loss)                                                            (3,308,609)    (3,308,609)

                                        ----------------------------------------------------------
Balance at December 31, 2003            $         -   $    (634,687)  $ (4,271,291)  $    392,109
                                        ==========================================================

  Shares issued to  consultants
    for services                                  -        (360,000)             -        804,089

  Shares issued under  option plan                -               -              -      1,278,883

  Shares issued under option plans
    - options receivable                   (125,756)              -              -         22,203

   Shares issued for investment                   -               -              -          6,000

  Issuance of preferred stock
    for acquisitions                              -               -              -              -

  Issuance of preferred stock to
    CEO (March 2004)                              -               -              -        924,000

  Issuance of preferred stock to
    CEO (May 2004)                                                                        768,000

  Issuance of preferred stock to
    CEO (December 2004)                           -               -              -     54,400,000

  Convert preferred shares to
    common                                        -               -              -              -

  Common stock issuable  for
    Medspa acquisition                                                                  3,400,000

  Amortization of
    deferred compensation                         -         518,437              -        518,437

  Net (loss)                                                           (62,591,443)   (62,591,443)

                                        ----------------------------------------------------------
Balance at December 31, 2004            $  (125,756)  $    (476,250)  $(66,862,734)  $    (77,722)
                                        ==========================================================

The  accompanying  notes  are  an  integral  part of these financial statements.
     *  indicates  less  than  one  share  as  adjusted  for all reverse splits.

                                                      Winsted Holdings, Inc.
                                                Consolidated Statements of Cash Flows
                                                        For the Years Ended

                                                                                  December 31,         December 31,
                                                                                      2004                2003
                                                                               -------------------  -----------------
OPERATING ACTIVITIES
    Net (loss)                                                                 $      (62,591,443)  $     (3,308,609)
    Adjustments to reconcile net (loss) to net cash
     (used in) operating activities:
        Gain on settlement of notes payable and accrued expenses                                             (26,676)
        Gain on settlement accounts payable and accrued expenses                          (39,123)            (2,786)
        Impairment of goodwill                                                          3,428,001            474,503
        Increase in reserve for bad debt                                                    2,665
        Depreciation                                                                      186,772                  -
        Non-cash compensation                                                          57,685,233          1,911,680
        Stock issued to prospective acquisition                                             6,000
    Changes in:                                                                                                    -
        Accounts receivable                                                                 2,727                  -
        Other assets                                                                           70
        Prepaid expenses                                                                        -             (9,237)
        Accounts payable                                                                   22,852               (343)
        Accounts payable  and accrued liabilities - related parties                         8,553            (44,814)
                                                                               -------------------  -----------------
          Net cash (used in) operating activities                                      (1,287,693)        (1,006,282)
                                                                               -------------------  -----------------

INVESTING ACTIVITIES
  Acquisition of Site Doctors                                                             (40,000)
  Acquisition of property and equipment                                                   (13,925)                 -
                                                                               -------------------  -----------------
          Net cash (used in) investing activities                                         (53,925)                 -
                                                                               -------------------  -----------------

FINANCING ACTIVITIES
  Proceeds from exercise of stock options                                               1,087,050          1,283,162
  Proceeds from notes payable                                                              (1,500)                 -
                                                                               -------------------  -----------------
          Net cash provided by financing activities                                     1,085,550          1,283,162
                                                                               -------------------  -----------------

            Net increase (decrease) in cash                                              (256,068)           276,880

CASH AT BEGINNING OF YEAR                                                                 276,880                  -
                                                                               -------------------  -----------------

CASH AT END OF YEAR                                                            $           20,812   $        276,880
                                                                               ===================  =================

SUPPLEMENTAL CASH FLOWS INFORMATION:
  Cash for paid for:
    Interest                                                                   $                -   $              -
                                                                               ===================  =================

    Income taxes                                                               $                -   $              -
                                                                               ===================  =================

SUPPLEMENTAL DISCLOSURE OF
  NON-CASH INVESTING AND FINANCING ACTIVITIES

    Conversion of note payable -related party into common stock                $                -   $        105,000
                                                                               ===================  =================

    Conversion of accounts payable and accrued expenses - related
      parties into notes payable - related parties                             $                -   $         15,000
                                                                               ===================  =================

    Shares of common stock issued to consultants for services                  $        1,164,100   $      1,911,680
                                                                               ===================  =================

    Shares issued to prospective acquisition company                           $            6,000   $              -
                                                                               ===================  =================

    Subscription due of Series A Convertible Preferred Stock for equipment     $                -   $        880,000
                                                                               ===================  =================

    Issuance of Series A Preferred Stock in satisfaction of subscription due   $          880,000   $              -
                                                                               ===================  =================

    Issuance of Series A Preferred Stock as officer compensation               $       56,092,000   $              -
                                                                               ===================  =================

   The accompanying notes are an integral part of these financial statements.

                             WINSTED HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

1. GOING CONCERN BASIS OF ACCOUNTING

As shown in the accompanying financial statements, the Company has incurred significant losses. The Company has experienced losses from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the years ended December 31, 2004 and 2003, the Company incurred net losses of $62,591,443 and $3,308,609 respectively. At December 31, 2004 and 2003, the Company had negative working capital of $314,372 and $13,388, respectively. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company's ability to continue as a going concern is contingent upon its ability to secure financing and attain profitable operations. The Company has experienced a change of control effective February 24, 2003 and is under new management. In addition, the Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates. During 2004, the Company financed its operations entirely with $1,086,950 of proceeds from the exercise of options to acquire its common stock.

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

2. THE COMPANY

Winsted Holdings, Inc. ("Winsted" or the "Company") was incorporated as October Project 1 Corp. in the State of Florida on September 24, 1997 and on September 7, 2000 changed its name to Indiginet, Inc. On March 7 2005, the Company changed its name to Winsted Holdings, Inc. During the year ended December 31, 2002 the Company generated revenue through providing Internet dial-up and high-speed connection, web hosting and design, and network sales and installation. As of December 31, 2002 the Company had abandoned this business plan and at December 31, 2002 all operations of the Company had ceased.

Effective November 22, 2004, we became a "business development company" by filing a Form N-54 with the Securities and Exchange Commission and electing to be governed by sections 54 through 65 of the Investment Company Act of 1940. We will continue to be subject to the periodic reporting requirements of the 1934 Act and the proxy solicitation requirements of Section 14 of the 1934 Act. Our management personnel will continue to report trading in our stock.

A BDC is a specialized type of investment company under the Act. A BDC must be primarily engaged in the business of furnishing capital and making available managerial expertise to companies that do not have ready access to capital through conventional financial channels. Such companies are termed "eligible portfolio companies". The Company, as a BDC, generally may invest in other securities; however, such investments may not exceed 30% of the Company's total asset value at the time of any such investment.

Basis of Presentation

The accompanying financial statements include the Company and its wholly owned subsidiary Site Doctors. All inter-company accounts and transactions have been eliminated in consolidation.


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

On December 30, 2003, the Company completed the acquisition of certain items of property and equipment in transactions with two companies controlled by Winsted Holdings President and Chief Executive Officer (the "Asset Acquisitions").
Pursuant to the Asset Acquisitions, Winsted acquired property and equipment valued at approximately $405,497 in exchange for a total of 11,000,000 shares of the company's Series-A Convertible Preferred Stock. These assets were valued at their historical net book value at the time of the acquisition, which approximates their fair value . During the twelve months ended December 31, 2004, the Company acquired an additional $14,406 of fixed assets for cash. For the year ended December 31, 2004, the Company recorded depreciation expense in the amount of $186,772.

Revenue Recognition And Deferred Revenue

The Company recognizes revenue from website hosting in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized:

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

On December 17, 2003, the SEC staff released Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition. The staff updated and revised the existing revenue recognition in Topic 13, Revenue Recognition, to make its interpretive guidance consistent with current accounting guidance, principally EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." Also, SAB 104 incorporates portions of the Revenue Recognition in Financial Statements - Frequently Asked Questions and Answers document that the SEC staff considered relevant and rescinds the remainder. The company's revenue recognition policies are consistent with this guidance; therefore, this guidance will not have an immediate impact on the company's financial statements.

For the year ended December 31, 2004, the Company generated revenue of $23,961 from web hosting fees and website development fees. For the year ended December 31, 2003, the Company had no revenue.

Website hosting: The Company recognizes revenue from website hosting as the service is provided to its customers.

Website development: The Company recognizes revenues from website development on the percentage-of-completion method, measured by the percentage of cost incurred to date to estimated total cost for each contract.

The Company recognizes revenues from fixed-price and modified fixed-price construction contracts on the percentage-of-completion method, measured by the percentage of cost incurred to date to estimated total cost for each contract. That method is used because management considers total cost to be the best available measure of progress on the contracts. Because of inherent uncertainties in estimating costs, it is at least reasonably possible that the estimates used will change within the near term.

Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation. Selling, general, and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability may result in revisions to costs and income, which are recognized in the period in which the revisions are determined. Changes in estimated job profitability resulting from job performance, job conditions, contract penalty provisions, claims, change orders, and settlements, are accounted for as changes in estimates in the current period.

The asset, "Costs and estimated earnings in excess of billings on uncompleted contracts," represents revenues recognized in excess of amounts billed. The liability, "Billings in excess of costs and estimated earnings on uncompleted contracts," represents billings in excess of revenues recognized. As of December 31, 2004, revenues recognized were equal to amounts billed. The Company recognized neither an asset nor a liability from its website development.


Valuation of Investments

Investments for which there is no ready market are initially valued at cost and, thereafter, at fair value based upon the financial condition and operating results of the issuer and other pertinent factors as determined in good faith by the Board of Directors. The financial condition and operating results have been derived utilizing both audited and unaudited data. In the absence of a ready market for an investment, numerous assumptions are inherent in the valuation process. Some or all of these assumptions may not materialize. Unanticipated events and circumstances may occur subsequent to the date of the valuation and values may change due to future events. Therefore, the actual amounts eventually realized from each investment may vary from the valuations shown and the differences may be material. The Company reports the unrealized gain or loss resulting from such valuation in the Statements of Lossess.

Gains (losses) on Portfolio Of Investments

Amounts reported as realized gains (losses) are measured by the difference between the proceeds of sale or exchange and the cost basis of the investment without regard to unrealized gains (losses) reported in the prior periods. Gains (losses) are considered realized when sales or dissolution of investments are consummated.

Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred no material advertising costs in 2004 and 2003.

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

Impairment of Long-Lived Assets

The  Company  has  adopted  Statement  of Financial Accounting Standards No. 144
(SFAS 144). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undercounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. SFAS No. 144 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

On December 30, 2003, the Company completed the an asset acquisitions whereby the Company acquired property and equipment with a book value of $405,497 in exchange for 11,000,000 shares of the Company's Series-A Convertible Preferred Stock. This stock was valued at a total of $880,000 based upon the average closing price of the underlying shares of common stock for the ten business days immediately preceding the acquisitions. The difference between the book value of $405,497 and the $880,000 value assigned to the Series-A Convertible Preferred Stock, or $474,503, was charged to operations during the period ending December 31, 2003.

On April 30, 2004, the Company completed an asset acquisition from The Site Doctors, a California general partnership ("Site Doctors") pursuant to which we purchased for $40,000 cash all of the assets of Site Doctors. These assets consisted primarily of two computers valued at a total of $4,000, accounts receivable of $7,999, and goodwill of $28,001. During the twelve months ended December 31, 2004, the Company recorded an impairment to the carrying value of this goodwill in the amount of $28,001, and charged this amount to operations.

On December 6, 2004, the Company purchased all of the outstanding stock of Medspa Solutions, Inc. for 20,000,000 shares of common stock. The closing price of the stock on the acquisition date was $0.17, and the acquisition was valued at $3,400,000. The company has recorded an impairment to the carrying value of this asset in the amount of $3,400,000 and charged this amount to operations during the twelve months ended December 31, 2004.


Stock-based compensation

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees", and related interpretations, in accounting for its stock option plans. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No.123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123 which are included in Note 17. The Company has also adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2003 and for the subsequent period.

In accordance with EITF 96-18 the measurement date to determine fair value was the date at which a commitment for performance by the counter party to earn the equity instrument was reached. The Company valued the shares issued for consulting services at the rate which represents the fair value of the services received which did not differ materially from the value of the stock issued.

Basic And Diluted Loss Per Share

The Company has adopted Statement of Financial Accounting Standard No. 128, "Earnings Per Share," specifying the computation, presentation and disclosure requirements of earnings per share information. Basic earnings per share have been calculated based upon the weighted average number of common shares outstanding. Stock options and warrants have been excluded as common stock equivalents in the diluted earnings per share because they are either anti-dilutive, or their effect is not material.

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

Concentrations of Credit Risks

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. The allowance for doubtful accounts was $2,665 at December 31, 2004.

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

New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, Inventory Costs- an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that "under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges" This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

In December 2004, the FASB issued SFAS No.152, "Accounting for Real Estate Time-Sharing Transactions-an amendment of FASB Statements No. 66 and 67" ("SFAS
152) The amendments made by Statement 152 This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. with earlier application encouraged. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005. Accordingly, the Company will implement the revised standard in the third quarter of fiscal year 2005. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. Management is assessing the implications of this revised standard, which may materially impact the Company's results of operations in the third quarter of fiscal year 2005 and thereafter.

On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (" SFAS 153"). This statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for nonmonetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

4. NOTES PAYABLE

Notes payable at December 31, 2004 are as follows:

                                                                  2004
                                                               ----------

8% unsecured 1-year note payable due June 16, 2003. As of
December 31, 2004, the note payable is in default.                95,000

8% unsecured 30-day note payable due February 28, 2002. As of
December 31, 2004, the note payable is in default                 33,930
                                                               ----------

8% unsecured 30-day note payable due February 28, 2002. As of
December 31, 2004, the note payable is in default                 18,574
                                                               ----------

8% unsecured 5-month note payable due March 31, 2003. As of
December 31, 2004, the note payable is in default                  7,057
                                                               ----------

8% unsecured 30-day note payable due February 28, 2002. As of
December 31, 2004, the note payable is in default                  6,370
                                                               ----------

     Total                                                     $ 160,931

     Less: notes payable-current portion                        (160,931)
                                                               ----------

     Note payable - long-term                                  $       -
                                                               ==========

On April 30, 2004, the Company paid a note payable, consisting of unpaid principal of $1,500 and accrued and unpaid interest of $300, for cash of $1,800.

These notes are unsecured, short-term, and bear interest at rates ranging from 8% to 12%. The entire amounts outstanding are delinquent at December 31, 2004. Accrued interest expense under these notes as of December 31, 2004 and 2003 were $34,661 and $26,108, respectively, and is included in accounts payable and accrued expenses.

5. ACQUISITIONS

Effective November 22, 2004, the Registrant became a "business development company" by filing Form N-54 with the Securities and Exchange Commission and electing to be governed by sections 54 through 65 of the Investment Company Act of 1940. The Registrant will continue to be subject to the periodic reporting requirements of the 1934 Act and the proxy solicitation requirements of Section 14 of the 1934 Act. The Registrant's management personnel will continue to report trading in the Registrant's stock. Acquisitions consummated previous to November 22, 2004 are consolidated in the Company's financial statements for the years ended December 31, 2004 and 2003. Acquisitions completed after November 22, 2004 are presented as investments on the Company's balance sheet, net of any impairment charges.

Acquisitions completed prior to November 22, 2004:

C2C Exchange

On December 30, 2003, the Company entered into an Asset Purchase Agreement with C2C Exchange, Inc. ("C2C", the "C2C Asset Acquisition") whereby the Company purchased substantially all of the assets of C2C in exchange for 5,000,000 shares of Series-A Preferred Stock. C2C is controlled by the President and Chief Executive Officer of the Company. The Series-A Preferred Stock was deemed to have a fair market value of $400,000 based upon the market price of the underlying common stock for the ten days immediately preceding the transaction. The assets acquired were estimated to have a fair market value at the time of the C2C Asset Acquisition of $100,000.

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
                                                               ==========

Universal Broadband Communications, Inc.

On December 30, 2003, the Company entered into an Asset Purchase Agreement with Universal Broadband Communications, Inc., ("UBC" or "UBC Asset Acquisition") whereby the Company purchased the assets of UBC in exchange for 6,000,000 shares of Series-A Preferred Stock with a fair market value of $480,000. UBC is controlled by the President and Chief Executive Officer of Winsted. The assets acquired were deemed to have a fair market value at the time of the UBC Acquisition equal to their carrying value on the books of UBC at the time of the UBC Asset Acquisition, or $305,497.

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
                                             ==========


As a result of the Company's lack of resources, the Company is unable to market its telecommunications products and services acquired in connection with the C2C and UBC acquisitions. Management performed an evaluation of the recoverability of the C2C and UBC assets and concluded from the results of this evaluation that a significant impairment charge was required because the estimated market value of the assets was less than the carrying value of the assets. Considerable management judgment is necessary to estimate fair value and actual results could vary significantly from managements' estimates Accordingly, the Company recognized an asset impairment loss of $ 474,503 or $ .00 per share during the year ended December 31, 2003.

The Site Doctors

On April 30, 2004, the Company purchased substantially all of the assets of The Site Doctors, a partnership located in Orange County, California in the business of web hosting and web site development. The Company purchased the following assets for $40,000 in cash:

Accounts receivable
2 Computers
Design software
Hosting customer list

The Company also received an agreement not to compete from the principal owner of The Site Doctors, and hire the principal owner as a web developer and consultant.

The Company assigned the value of $7,999 to the accounts receivable, $4,000 to the computer hardware and software, and $28,001 to the customer list and agreement not to compete. The $28,001 was charged to operations during the year ended December 31, 2004.

GaeaCare Investment

During the three months ended June 30, 2004, the Company has issued an Amended LOI to buy up to 20% of GaeaCare Syndicate Partners ("GaeaCare"). Additionally, the Company has issued * shares of restricted stock with a fair value of $6,000 as a non-refundable negotiation fee. In June 2004, GaeaCare paid the company $10,000 as a fee for design of GaeaCare's website. During the twelve months ended December 31, 2004, negotiations to acquire a majority position in GaeaCare were terminated.

6. INVESTMENTS

Valuation of Investments

The most significant estimate inherent in the preparation of the Company's consolidated financial statements is the valuation of its investment and the related unrealized appreciation or depreciation.

Upon conversion to a BDC, the Company engaged independent business valuation experts to value selected portfolio companies, which had significant activity in the Company's first two quarters as a BDC. The Board of Directors states all other portfolio companies and investments at fair market value as determined under a good faith standard.

Effective November 22, 2004, the Registrant became a "business development company" by filing Form N-54 with the Securities and Exchange Commission and electing to be governed by sections 54 through 65 of the Investment Company Act of 1940. The Registrant will continue to be subject to the periodic reporting requirements of the 1934 Act and the proxy solicitation requirements of Section 14 of the 1934 Act. The Registrant's management personnel will continue to report trading in the Registrant's stock. Acquisitions consummated previous to November 22, 2004 are consolidated in the Company's financial statements for the years ended December 31, 2004 and 2003. Acquisitions completed after November 22, 2004 are presented as investments on the Company's balance sheet, net of any impairment charges.

Medspa Solutions, Inc.

Effective December 6, 2004, the Company entered into a stock purchase agreement with Medspa Solutions, Inc., a Nevada corporation ("Medspa"), to purchase all of the issued and outstanding capital stock of Medspa for 20,000 restricted shares (post reverse-splits) of the Company's common stock with a fair value of $3,400,000. Medspa is in the business of skincare services, and is controlled by the Company's president and chief executive officer. At December 31, 2004, the Company determined that the fair value of Medspa was $0, and charged the amount of $3,400,000 to operations during the twelve months ended December 31, 2004.


7. PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2004 and 2003 consisted of the following:


                                                 2004
                                             ----------

Furniture and fixtures                       $ 235,960
Office equipment and telephone equipment        94,543
Software                                        89,400
Leasehold improvements                           2,639
                                             ----------
                                               422,542
Less accumulated depreciation                 (185,892)
                                             ----------
                                             $ 236,650
                                             ==========


Depreciation expense for the twelve months ended December 31, 2004 was $185,892. The Company neither recorded depreciation expense nor accumulated depreciation for the year ended December 31, 2003. The equipment was acquired December 30, 2003.

8. STOCK TRANSACTIONS

Reverse Stock-Splits

The Board of Directors approved the following reserve stock splits:

-  1-for-250 reverse stock-split effective August 17, 2003
-  1-for-250 reverse stock-split effective August 7, 2004
-  1-for-1000 reverse stock-split effective November 29, 2004
-  1-for-1000 reverse stock-split effective March 5, 2005.

The cumulative effect of these reverse stock splits is 1-for-62,500,000,000. For the purposes of financial statement presentation, all share and per share information has been restated to reflect the cumulative effects of these reverse stock-splits. Because the cumulative effect of the splits is so large, the restatement of shares to a post reverse-split basis sometimes results in a fraction of a share. In these cases, the exact fraction is not stated, but the phrase "less than one share" is used.

Common Stock

Effective June 30, 2003 the Company changed the par value of its preferred stock and common stock from $0.0001 per share to no par value. As of June 30, 2003, the Company reclassified $112,000 from additional paid-in capital to common stock.

During the year ended December 31, 2003 the Company issued less than one share (post reverse-splits) of common stock with a fair market value of $1,584,760 to consultants in exchange for services to be provided through March 2004. The shares were issued at their fair market value ranging from $250.00 to $5,000,000.00 per share (post reverse-splits) on the date the Company agreed to issue the shares. The Company has recorded deferred compensation of $98,438 for services to be received subsequent to December 31, 2003.

During the year ended December 31, 2003 the Company issued less than one share (post reverse-splits) of common stock with a fair market value of $740,000 to its Chief Executive officer as a bonus and in lieu of cash compensation. The shares were issued at their fair market value ranging from $250,000.00 to $500,000.00 per share (post reverse-splits) on the date the Company agreed to issue the shares. The Company has recorded deferred compensation of $536,250 for services to be received subsequent to December 31, 2003.

During the year ended December 31, 2003 holders of stock options exercised options for less than one share (post reverse-splits) of common stock under the Company's Employee Stock Incentive Plan (see Note 11) The Company received proceeds of $1,283,162 and recognized compensation expense of $227,639 related to the exercise of these options for the year ended December 31, 2003.

During the year ended December 31, 2004 the Company issued 3,205 shares (post reverse-splits) of common stock with a fair market value of $1,164,100 (post reverse-splits) to consultants in exchange for services to be provided through August 2005. The shares were issued at their fair market value averaging approximately $363.21 per share (post reverse-splits) on the date the Company agreed to issue the shares. The Company has charged to expense the amount of $860,760 during the twelve months ended December 31, 2004. The balance of $360,000 has been charged to deferred compensation at December 31, 2004, and will be amortized over the terms of the related agreements.

During the year ended December 31, 2004, the Company issued stock options to purchase 4,983 shares (post reverse-splits) of common stock with a fair market value of $1,278,883 under the Company's Employee Stock Incentive Plan (see Note11). These options were all immediately exercised. The Company received proceeds of $1,087,050 and recognized compensation expense of $191,833 related to the exercise of these options for the twelve months ended December 31, 2004.

During the year ended December 31, 2004, the Company has not yet been paid for the exercise of stock options to purchase 1,122 shares (post reverse-splits) of the Company's common stock. The Company has recorded non-cash compensation in the amount of $22,203 and also recorded a receivable of $125,756 representing the amount due under the terms of these options. The total value of the stock sold pursuant to these options was $147,959.

During the twelve months ended December 31, 2004, the Company issued less than one share (post reverse-split) of restricted stock with a fair value of $6,000 to a potential acquisition candidate as a non-refundable negotiation fee. The Company charged the entire amount of this fee to operations during the twelve months ended December 31, 2004.

All valuations of the above shares are based on the stock price at the date of issue, which did not differ materially from the value of the services that were rendered by the consultants under the contracts.

S-8  Stock  Registrations

The Company has filed the Forms S-8 during the twelve months ended December 31, 2004 and 2003, and registered shares as follows (all shares are presented on a post reverse-splits basis):

Date of S-8 Filing        Number of Shares Registered
April 17, 2003            Less than one share
May 29, 2003              Less than one share
June 20, 2003             Less than one share
August 11, 2003           Less than one share
April 2, 2004             2 shares
May 27, 2004              1 share
July 12, 2004             1 share (de-register)
July 26, 2004             2 shares
September 3, 2004         150 shares
October 18, 2004          250 shares

Subsequent to December 31, 2004:
January 18, 2005          499,000 shares

Preferred  Stock

During the years ended December 31, 2004, the Company issued 50,000,000 shares of preferred stock with a fair value of $56,092,000 to its President and Chief Executive Officer as compensation. The preferred shares are convertible into shares of common stock at the rate of 1 preferred share for each 20 common shares. The preferred shares were valued at the market price of the underlying common shares.


9. RELATED PARTY TRANSACTIONS

UBC  and  C2C  Acquisitions

In December 2003, the Company entered into two asset purchase agreements with companies controlled by the Company's President and Chief Executive Officer (See
Note 5). In accordance with STAFF ACCOUNTING BULLETIN NO. 48: TRANSFERS OF NONMONETARY ASSETS BY PROMOTERS OR SHAREHOLDERS, the Company recorded the assets at the historical cost of the seller, which did not differ materially from the assets' fair value. These transactions resulted in the acquisition of assets with a historical cost of $405,497 in exchange for 11,000,000 shares of the Company's Series-A Convertible Preferred Stock with an assigned value of $880,000. The difference of $474,503 was charged to expense during the twelve months ended December 31, 2003.

The acquisitions of UBC and C2C should not be considered arms-length transactions as they were 100% controlled by Winsted's President and CEO at the time of the acquisition.

Medspa  Solutions,  Inc.  Acquisition

In December 2004, the Company purchased all of the outstanding common stock of Medspa Solutions, Inc. for 20,000 shares (post reverse-split) of common stock with a fair value of $3,400,000. Prior to the acquisition by Winsted, the common stock of Medspa Solutions, Inc was held as follows:

Winsted Holdings President and CEO:                        64.8%
Spouse of Winsted Holdings President and CEO:               8.8%
Employee of Winsted Holdings:                               8.8%
Consultant to Winsted Holdings:                             8.8%
Consultant to Winsted Holdings:                             8.8%
 Total                                                    100.0%

The acquisition of Medspa Solutions, Inc. should not be considered an arms-length transaction as none of the shareholders of Medspa Solutions, Inc. were unaffiliated with the Company prior to the acquisition of Medspa Solutions, Inc. by the Company.

Preferred  Stock  Issued  to  Chief  Executive  Officer

During the years ended December 31, 2004, the Company issued 50,000,000 shares of preferred stock with a fair value of $56,092,000 to its President and Chief Executive Officer as compensation. The preferred shares are convertible into shares of common stock at the rate of 1 preferred share for each 20 common shares. The preferred shares were valued at the market price of the underlying common shares.

Employment  of  Spouse  of  Chief  Executive  Officer

The Company employs the spouse of its Chief Executive Officer. During the twelve months ended December 31, 2004, the spouse was paid a salary of $26,000, and also received non-cash compensation in the form of stock options with a fair value of $13,387.

10. COMMITMENTS AND CONTINGENCIES

Employment  Contract

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

Stock options        *            *              *           *            *

* less than one share, post reverse-splits.

During the years ended December 31, 2004 and 2003, the Company has paid the Company's Chief Executive Officer in the form of cash and the Company's common stock substantially in excess of his employment agreement. Also, during the year ended December 31, 2004, the Company has paid the Chief Executive Officer in the form of Preferred Stock substantially in excess of his employment agreement.

In addition, the agreement calls for stock awards of up to less than one share (post reverse-split) of either common stock or preferred stock based upon the Company reaching certain milestones.

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

Lease  Commitments

The Company leases office warehouse space under a 62-month operating leases in Irvine, CA for its corporate use, which expires in November 30, 2009. Total lease rental expenses for the years ended on September 30, 2003 and 2002, was $185,091 and $83,947, respectively. Commitments for minimum rentals under non-cancelable leases at September 30, 2003 are as follows:

2005                                          69,779
----                                          ------
2006                                          71,440
----                                          ------
2007                                          73,102
----                                          ------
2008                                          74,763
----                                          ------
2009                                          76,424
----                                          ------

For most of the calendar year 2004 and all of 2003, the Company leased office from a related party. For the years ended September 30, 2004 and 2003, lease rent expense-related party (included in rental expenses above) was $37,315 and $11,945, respectively.

In 2002, the Company canceled or terminated various office leases that were being rented for approximately $4,000 per month. Beginning in 2003, the Company rented an office at an annual rental of $16,800. As of December 31, 2003, the Company occupied an aggregate of approximately 2,300 square feet in Newport Beach under month-to-month leases, for an annual rental of $49,776.


Contingencies

During the years ended December 31, 2003, the Company filed a series of Registration Statements on SEC Form S-8 registering shares of the Company's common stock (see Note 9). The Company issued shares of its common stock in excess of the shares authorized under the plans. As a result, the Company may have violated federal and state securities laws in connection with the issuance of those shares.

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

11. INCOME TAXES

Due to the Company's operating losses, there was no provision for U.S. income taxes for the years ended December 31, 2004 and 2003.

For income tax reporting purposes, the Company's aggregate unused net operating losses approximate $66,000,000, which expires through 2024, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The deferred tax asset related to the carryforward is approximately $22,000,000.

The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will be realized.

Components  of  deferred  tax  assets  as  of  December 31, 2004 are as follows:


Non Current:
Net operating loss carryforward       $ 22,000,000
Valuation allowance                    (22,000,000)
                                      -------------
Net deferred tax asset                $         --
                                      =============


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

The purpose of the NDRCSP is to attract non-employee directors and consultants who capable of improving the success of the Company by providing a direct economic interest to Company performance. Under the terms of this plan, non-employee directors or consultants may be compensated through the issuance of Company stock at a deemed value of $0.0009 per share. The Compensation Committee of the Company's Board of Directors administers the plan.

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to shareholders and employees at December 31, 2004.

                                                                (All prices and option amounts are
                                                                 presented post reverse-splits. The
                                                                 symbol * denotes less than one share
                                                                 on a post reverse-split basis)

                                                              2004                          2003
                                                     Options        Average           Options      Average
                                                                 Exercise Price                 Exercise Price
Outstanding at beginning of period                           -           -               -            -
Granted                                                  4,982    $   38.51              *       $ 386,426.48
Exercised                                               (4,982)      (38.51)             1         386,426.48
Outstanding at end of period                                 -           -               -            -
Options exercisable at year end                              -           -               -            -
Options available for future grant                 170,223,818         (A)               1            (A)
Weighted-average fair value of options
  granted during the period                              4,982    $   38.51               1      $ 386,426.48



(A) The exercise price is 85% of market value at the time the option is exercised; thus it is not possible to determine the weighted-average exercise price of stock options not yet exercised.

The weighted-average fair value of stock options granted to employees during the years ended December 31, 2004 and 2003 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:


                                                           2004           2003
                                                           ----           ----
Significant assumptions (weighted average)

  Risk-free interest rate at grant date                    3.75%          2.65%

  Expected stock price volatility                          328%            189%

  Expected dividend payout                                   0               0

  Expected option life-years based on contractual
    expiration dates                                       .02             .02


In nearly every case, options are exercised via a cashless transaction immediately upon issuance. For this reason, the life of the options is deemed to be one week, or .02 years.

If the Company recognized compensation cost for the non-qualified employee stock option plan in accordance with SFAS No. 123, the Company's pro forma net loss and net loss per share would have been $(62,718,607) and $(33,114.36) for the year ended December 31, 2004 and $(3,369,743) and $(22,464,953.33) for the year ended  December  31,  2003,  respectively.

                                                            2004             2003
                                                        -------------      -----------
Net loss, as reported                                  $ (62,591,443)  $    (3,308,609)

Add: Compensation recognized under APB 25                    191,832            226,400
Less:  Compensation recognized under SFAS 123               (318,996)         (287,534)

                                                        -------------      ------------
Pro forma net loss                                     $ (62,718,607)  $    (3,369,743)
                                                        =============  ================
Earnings per share:
Basic and diluted loss per share:
     As reported                                        $ (33,047.22)  $(22,057,393.33)
     Pro forma                                          $ (33,114.36)  $(22,464,953.33)

13 - SUBSEQUENT EVENTS

Reverse Stock-Splits

The Board of Directors approved the following reserve stock splits:

-  1-for-1000 reverse stock-split effective March 5, 2005.

For the purposes of financial statement presentation, all share and per share information has been restated to reflect the cumulative effects of these reverse stock-splits. Because the cumulative effect of the splits is so large, the restatement of shares to a post reverse-split basis sometimes results in a fraction of a share. In these cases, the exact fraction is not stated, but the phrase "less than one share" is used.

After the Company's 1-for-1000 reserve split which was effective March 5, 2005, the Company had outstanding 1,036,742 shares of common stock. From March 6 through April 1, 2005, the Company issued the following number of shares of common stock:

-    approximately  114,166,668  shares  to  consultants
-    80,000,000  shares  to the Company's CEO for conversion of 4,000,000 shares
     of  preferred    stock;
-    13,500,000  shares  to  employees  for  the  exercise  of  options.

As of April 1, 2004, the Company has 208,623,538 shares of common stock outstanding.