Form 10QSB
period 2005-03-31
Winsted Holdings, Inc.
filed 2005-05-23
CIK 1132686

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2005.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______ to ________


                        COMMISSION FILE NUMBER: 000-32333


                             WINSTED HOLDINGS, INC.
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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 1, 2005, the issuer had 208,623,538 shares of its common stock issued and outstanding.

     Transitional  Small  Business  Disclosure  Format  (check  one):
Yes [ ]  No [X]

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION. . . . . . . . . . . . . . . . . . . . .   3
    Item 2.  Management's Discussion and Analysis or Plan of Operation.  10
    Item 3.  Controls and Procedures. . . . . . . . . . . . . . . . . .  11
PART II - OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . .  12
    Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . .  12
    Item 2.  Changes in Securities. . . . . . . . . . . . . . . . . . .  12
    Item 3.  Defaults Upon Senior Securities. . . . . . . . . . . . . .  12
    Item 4.  Submission of Matters to a Vote of Security Holders. . . .  12
    Item 5.  Other Information. . . . . . . . . . . . . . . . . . . . .  12
    Item 6.  Exhibits . . . . . . . . . . . . . . . . . . . . . . . . .  12
SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002  14
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002  15

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                                   WINSTED HOLDINGS, INC.
                            CONDENSED CONSOLIDATED BALANCE SHEET
                                       MARCH 31, 2005
                                         (UNAUDITED)


                                           ASSETS
                                           ------

CURRENT ASSETS
  Prepaids and other current assets                                                      $      9,167
                                                                                         -------------
    Total current assets                                                                        9,167

    Investments                                                                                     -

    Property and equipment, net                                                               189,426
                                                                                         -------------
      Total assets                                                                       $    198,593
                                                                                         =============

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Cash disbursed in excess of available balance                                        $     19,646
    Accounts payable and accrued expenses                                                      94,069
    Accounts payable and accrued expenses  - related parties                                   37,879
    Notes payable - related parties                                                           160,931
                                                                                         -------------
      Total current liabilities                                                               312,525

Commitments and contingencies

Deficiency in Stockholders' Equity
    Preferred stock, no par value, 400,000,000 shares                                               -
      authorized, none issued or outstanding
    Preferred stock, Series A, convertible, redeemable at Company option, no par value,
      50,000,000 shares authorized, 50,000,000 shares issued and outstanding               56,494,000
    Preferred stock, Series B, convertible, redeemable at Company option, no par value,
      50,000,000 shares authorized, 0 shares issued and outstanding                                --
    Preferred stock, Series B, subscribed                                                   3,400,000
    Common stock, no par value 2,000,000,000 shares
      authorized, 198,623,538 shares issued and outstanding                                 8,194,661

    Stock Option Receivable                                                                  (133,388)
    Stock subscriptions receivable                                                            (44,200)
    Deferred compensation                                                                    (506,189)
    Treasury stock, 1,000 shares, at cost                                                     (16,500)
    Accumulated (deficit)                                                                 (67,502,316)
                                                                                         -------------
      Total stockholder's (deficit)                                                          (113,932)

                                                                                         -------------
      Total liabilities and stockholders' (deficit)                                      $    198,593
                                                                                         =============

See accompanying notes to unaudited condensed consolidated financial statements

                             WINSTED HOLDINGS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
                                  (UNAUDITED)

                                                          For the Three
                                                           Months Ended
                                                            March 31,
                                                        2005          2004

COSTS AND EXPENSES
  Equity-based compensation                         $   407,727   $    171,553
  General and administrative expenses                   181,413        293,152
  Depreciation and amortization                          47,224         45,651
                                                    ------------  -------------
Loss from operations                                   (636,364)      (510,356)

Other income (expense):
  Interest income (expense)                              (3,218)        (3,247)
  Gain on settlement of liabilities                           -         39,123
                                                    ------------  -------------
  Loss before income taxes                             (639,582)      (474,480)

  Income tax expense                                          -           (800)
                                                    ------------  -------------

Net loss                                            $  (639,582)  $   (475,280)
                                                    ============  =============


Net loss- per common share
   (basic and assuming diluted)                     $     (0.03)  $(365,600.00)
                                                    ============  =============
  Weighted average shares outstanding                21,218,193           1.30
                                                    ============  =============


See accompanying notes to unaudited condensed consolidated financial statements

                                       WINSTED HOLDINGS, INC
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (UNAUDITED)

                                                                              For the Three Months Ended
                                                                                      March 31,
                                                                                2005             2004
OPERATING ACTIVITIES
      Net (loss)                                                           $     (639,582)  $    (475,280)
      Adjustments to reconcile net (loss) to net cash
        (used in) operating activities:
          Gain on settlement accounts payable and accrued expenses                      -         (39,123)
          Depreciation                                                             47,224          45,651
          Non-cash compensation                                                   407,728           5,600
      Changes in:
          Accounts receivable                                                       3,315               -
          Other assets                                                                  -           5,089
          Deferred compensation                                                         -         160,313
          Accounts payable                                                         (1,334)            865
          Accounts payable  and accrued liabilities - related parties               3,218            (920)
                                                                           ---------------  --------------
            Net cash (used in) operating activities                              (179,431)       (297,805)

INVESTING ACTIVITIES
    Deposit on leased office                                                            -          (5,019)
    Acquisition of property and equipment                                               -          (5,034)
                                                                           ---------------  --------------
            Net cash (used in) investing activities                                     -         (10,053)

FINANCING ACTIVITIES
    Cash overdraft                                                                 19,646               -
    Proceeds from exercise of stock options                                        63,973          37,600
    Stock sold for cash                                                            75,000               -
                                                                           ---------------  --------------
            Net cash provided by financing activities                             158,619          37,600
                                                                           ---------------  --------------

              Net increase (decrease) in cash                                     (20,812)       (270,258)

CASH AT BEGINNING OF YEAR                                                          20,812         276,880
                                                                           ---------------  --------------

CASH AT END OF YEAR                                                        $            -   $       6,622
                                                                           ===============  ==============

SUPPLEMENTAL CASH FLOWS INFORMATION:
    Cash for paid for:
      Interest                                                             $            -   $       3,247
                                                                           ===============  ==============

      Income taxes                                                         $            -   $           -
                                                                           ===============  ==============

SUPPLEMENTAL DISCLOSURE OF
  NON-CASH INVESTING AND FINANCING ACTIVITIES

    Shares of common stock issued to consultants for services              $      41,400   $       5,600
                                                                           ===============  ==============

    Conversion of 4,000,000 shares preferred stock to 80,000,000
      shares common stock by officer                                       $      528,000
                                                                           ===============

    Issuance of 4,000,000 shares preferred stock as officer compensation   $       50,000
                                                                           ===============

    Issuance of common stock for subscriptions receivable                  $       44,200
                                                                           ===============

    Issuance of common stock for options receivable                        $        8,979
                                                                           ===============

    Issuance of common stock in satisfaction of accrued liability          $       56,671
                                                                           ===============

    Issuance of common stock as deferred compensation                      $      333,629
                                                                           ===============

    Amortization of deferred compensation                                  $      303,690
                                                                           ===============

    Issuance of common stock for cashless conversion of options            $       11,291
                                                                           ===============
    Conversion of 20,000,000 shares common stock subscribed to
      1,000,000 shares Series B preferred stock subscribed                 $    3,400,000
                                                                           ===============

See accompanying notes to unaudited condensed consolidated financial statements

                             WINDSTED HOLDINGS, INC
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (Unaudited)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from operations for the three-months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. The unaudited condensed consolidated financial statements should be read in conjunction with the December 31, 2004 financial statements and footnotes thereto included in the Company's Securities and Exchange Commission Form 10-KSB.

COMPANY  BACKGROUND  AND  BASIS  OF  PRESENTATION
-------------------------------------------------

Winsted Holdings, Inc., formerly Indiginet, Inc. (the "Company"), was incorporated under the laws of the State of Florida on September 24, 1997. The Company had no revenue or operations for the three months ended March 31, 2005 and 2004, and was seeking to merge or acquire an interest in business opportunities.

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

Effective December 6, 2004, we entered into a stock purchase agreement with Medspa Solutions, Inc., a Nevada corporation ("Medspa Solutions"), to purchase all of the issued and outstanding capital stock of Medspa. Medspa is in the business of skincare services. The total consideration paid by us for the shares of Medspa consisted of 10,000 shares (post reverse-split) of our common stock, no par value per share. The 10,000 shares of our common stock were automatically converted into 1,000,000 shares of our Series B preferred stock, no par value per share, upon the filing of the certificate of designation for the Series B preferred stock with the Secretary of State of Florida on January 12, 2005.

MedSpa Solutions is in the business of providing high-quality skin care and non-surgical cosmetic procedures in a spa-like environment. MedSpa Solutions offers procedures such as Botox, Laser Hair Removal, IPL-Skin Rejuvenation,
Microdermabrasion, Chemical Peels, Collagen, and Leg Vein Treatment. More information is available at www.medspasolutions.com/index.html. With the completion of the MedSpa Solutions Acquisition, we plan to enter the market of aesthetic skin care treatments.

The Company has limited operations and is seeking to merge or acquire an interest in business opportunities.

The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiaries, all of which are inactive.

REVERSE  STOCK  SPLIT
---------------------

The Company executed a 1 for 1,000 reverse split of its common stock effective March 7, 2005. All stock amounts and per share amounts in these financial statements and footnotes are presented on a post-split basis.

RECLASSIFICATION
----------------

Certain reclassifications have been made to conform to prior periods' data to the current presentation. These reclassifications had no effect on reported losses.

VALUATION OF INVESTMENTS
------------------------

Investments for which there is no ready market are initially valued at cost and, thereafter, at fair value based upon the financial condition and operating results of the issuer and other pertinent factors as determined in good faith by the Board of Directors. The financial condition and operating results have been derived utilizing both audited and unaudited data. In the absence of a ready market for an investment, numerous assumptions are inherent in the valuation process. Some or all of these assumptions may not materialize. Unanticipated events and circumstances may occur subsequent to the date of the valuation and values may change due to future events. Therefore, the actual amounts eventually realized from each investment may vary from the valuations shown and the differences may be material. The Company reports the unrealized gain or loss resulting from such valuation in the Consolidated Statements of Losses.

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

Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net loss and losses per share would have been as follows:

                                                                            For the three
                                                                             months ended
                                                                               March 31,
                                                                          2005         2004
                                                                      ------------  -----------
Net loss - as reported                                                   $(639,582) $   (475,280)
Add: Total stock based employee compensation expense as reported
under intrinsic value method (APB. No. 25)                                 11,291          5,640

Deduct: Total stock based employee compensation expense as reported
under fair value based method (SFAS No. 123)                              (18,964)        (5,659)
                                                                      ------------  -------------
Net loss - Pro Forma                                                    $(647,255)  $   (475,261)
                                                                      ============  =============
Net loss attributable to common stockholders - Pro forma                $(647,255)  $   (475,261)
                                                                      ============  =============
Basic (and assuming dilution) loss per share - as reported              $    (.03)  $(365,832.90)
                                                                      ============  =============
Basic (and assuming dilution) loss per share - Pro forma                $    (.03)  $(365,832.90)
                                                                      ============  =============

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123R (revised 2004), "Share-Based Payment" which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation". Statement 123R supersedes APB opinion No. 25, "Accounting for Stock Issued to Employees", and amends FASB Statement No. 95, "Statement of Cash Flows". Generally, the approach in Statement 123R is similar to the approach described in Statement 123. However, Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. On April 14, 2005, the SEC amended the effective date of the provisions of this statement. The effect of this amendment by the SEC is that the Company will have to comply with Statement 123R and use the Fair Value based method of accounting no later than the first quarter of 2006. Management has not determined the impact that this statement will have on Company's consolidated financial statements.

NOTE  B  -  PROPERTY  AND  EQUIPMENT

Property and equipment at March 31, 2005 consisted of the following:

Furniture and fixtures          $ 235,960
Office equipment                   94,543
Software                           89,400
Leasehold Improvements              3,519
                                ----------
                                  423,422
Less: accumulated depreciation   (233,996)
                                ----------
                                $ 189,426
                                ==========

For the three months ended March 31, 2005 and 2004, the Company recorded depreciation expense of $47,224 and $45,651, respectively.

NOTE  C  -  NOTES  PAYABLE  -  RELATED  PARTIES

During the year ended December 31, 2002 the Company entered into notes payable aggregating $238,828 with related parties. As of March 31, 2005, the amount outstanding under notes payable was $160,931 and accrued interest amounted to $37,879. These notes are in default and delinquent at March 31, 2005.


NOTE  D  -  CAPITAL  STOCK

REVERSE  STOCK  SPLIT
---------------------

On March 7, 2005, the Company effected a 1,000-for-1 reverse split of its common stock. The number of shares of common stock outstanding immediately prior to the reverse split was 1,036,311,456; the number of shares of common stock outstanding immediately after the reverse split was 1,036,311. The companying financial statements reflect the effect of this stock split.

COMMON  STOCK
-------------

On February 23, 2005, the Company amended the Articles of Incorporation to issue 5,500,000,000 shares, of which 5,000,000,000 shares shall be common shares at no par value per share, and 500,000,000 shares shall be preferred shares at no par value per share.

During the three months ended March 31, 2004 the Company issued 41,124,000 shares (post reverse split) of common stock with a fair market value of $375,029 to consultants in exchange for services to be provided through July 2005. The Company has charged $41,400 of this amount to operations and $333,629 to deferred compensation during the three months ended March 31, 2004.

Also during the three months ended March 31, 2005 the Company issued stock options to purchase 4,824,120 shares (post reverse split) of common stock under the Company's Employee Stock Incentive Plan (see Note E). These options were all immediately exercised. The Company received proceeds of $63,973 and recognized compensation expense of $11,291 related to the exercise of these options for the three months ended March 31, 2005.

Also during the three months ended March 31, 2005, the Company issued stock options to purchase 8,978,880 shares (post reverse-split) of common stock under the Company's Employee Stock Incentive Plan for which the Company has not yet received payment. The Company charged the $7,632 amount due under these options agreements to Stock Options Receivable.

Also during the three months ended March 31, 2005, the Company sold 39,000,000 shares of common stock (post reverse-split) for aggregate proceeds of $75,000. An additional 24,666,668 sharer of common stock (post reverse-split) were sold for which payment has not yet been received, for which Company charged the amount of 44,420 to subscriptions receivable during the three months ended March 31, 2005.

Also during the three months ended March 31, 2004, the Company issued 80,000,000 shares of its common stock (post reverse-split) for conversion of 4,000,000 shares of convertible stock.

Also during the three months ended March 31, 2005, the Company issued 559 shares (post reverse-split) of its common stock due to rounding-up in the reverse-split process.

All valuations of the above shares are based on the stock price at the date of issue, which did not differ materially from the value of the services that were rendered by the consultants under the contracts.

PREFERRED STOCK
---------------

On February 23, 2005, the Company amended the Articles of Incorporation to issue 5,500,000,000 shares, of which 5,000,000,000 shares shall be common shares at no par value per share, and 500,000,000 shares shall be preferred shares at no par value per share.

Series A Preferred Stock

On October 21, 2003, the Company designated a series of the preferred stock to be called the "Series A Preferred Stock" to consist of 50,000,000 shares. Each shares of the Series A preferred stock is convertible into 20 shares of our common stock.

The Company, at the option of its directors, and with the consent of a majority of the stockholders of the Series A Preferred Stock, may at any time or from time to time redeem the whole or any part of the outstanding Series A Preferred Stock. Any such redemption shall be pro rata with respect to all of the holders of the Series A Preferred Stock. Upon redemption the Company shall pay for each share redeemed the amount of $0.01 per share, payable in cash, plus a premium to compensate the original purchaser(s) for the investment risk and cost of capital equal to the greater of (a) $0.25 per share, or (b) an amount per share equal to 50 percent of the market capitalization of the Company on the date of notice of such redemption divided by the number of the shares of the Series A Preferred Stock then issued and outstanding (the "Redemption Premium"), the redemption amount and the Redemption Premium hereinafter being referred to as the "Redemption Price." Such redemption shall be on an all-or-nothing basis.

During the three months ended March 31, 2005, the Company issued 5,000,000 shares of its Series A Convertible Preferred Stock to its President and Chief Executive Officer as compensation. The Company charged the fair value of the shares of common stock underlying this preferred stock, or $50,000, to operations during the three months ended March 31, 2005.

Also during the three months ended March 31, 2005, the Company cancelled 4,000,000 shares of its preferred stock outstanding due to conversion of this stock into 80,000,000 shares OF common stock by the owner of these shares, the Company's President and Chief Executive Officer.

Series B Preferred Stock

Effective January 12, 2005, we filed a certificate of designation for the Series B preferred stock with the Secretary of State of Florida. 50,000,000 shares have been designated as Series B preferred stock. Each share of the Series B preferred stock is convertible into 10 shares of our common stock. On all matters submitted to a vote of the holders of the common stock, including, without imitation, the election of directors, a holder of shares of the Series B preferred stock shall be entitled to the number of votes on such matters equal to the number of shares of the Series B preferred stock held by such holder multiplied by the number of shares of the common stock into which each such share of the Series B preferred stock shall then be convertible.

The Series B Preferred stock is redeemable at our option. Upon redemption, the Company shall pay for each share redeemed the amount of $0.01 per share, in cash, plus a premium to compensate the original purchaser(s) for the investment risk and cost of capital equal to the greater of (a) $0.25 per share, or (b) an amount per share equal to 50 per cent of the market capitalization of the Company on the date of notice of such redemption divided by the number of the shares of the Series B Preferred Stock then issued and outstanding.

In December 2004, pursuant to the terms of the MedSpa Solutions acquisitions, the Company issued 20,000 shares of common stock (post reverse-split) which were to be automatically converted into 2,000,000 shares of Series B Convertible Preferred Stock upon the filing of the certificate of designation for the Series B Preferred stock with the Florida Secretary of State. The common stock was not yet issued but was held as common stock subscribed at the time of the filing of the certificate of designation for the Series B Preferred stock. The Common Stock subscribed then immediately converted to Series B Preferred Stock subscribed. The Company expects to issue these 2,000,000 shares of Series B Convertible Preferred Stock during the three months ending June 30, 2005.

STOCK OPTION RECEIVABLE

The Company issues stock options to its employees at an exercise price of 85% of the market price of the Company's common stock at the time of the issuance of the option. The amount of the exercise price is remitted to the Company when the employee exercises the option. During the three months ended March 31, 2005, options on 8,978,880 shares of the Company's common stock were exercised for which the Company has not yet been paid. This represents options receivable of $7,632. At March 31, 2005, there are outstanding options receivable in the amount of $133,388 representing the exercise price of options on 10,329,780 shares of the Company's common stock.


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

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to shareholders and employees at March 31, 2005. All prices and option amounts are presented post reverse-splits. The symbol * denotes less than one shares on a post reverse-split basis:

                                     Number of          Weighted
                                      Shares        Average Exercise
                                  (Post reverse-     (Post reverse-
                                      split)             split)
                                  ---------------  ------------------
Outstanding at December 31, 2002               -   $                -
                                  ===============  ==================

Granted                                        *   $       386,426.48
Exercised                                      *           386,426.48
Cancelled                                      -                    -
                                  ---------------  ------------------
Outstanding at December 31, 2003               -   $                -
                                  ===============  ==================
Granted                                    4,982   $            38.51
Exercised                                 (4,982)               38.51
Cancelled                                      -                    -
                                  ---------------  ------------------
Outstanding at December 31, 2004               -   $                -
                                  ===============  ==================
Granted                                  324,120   $             5.07
Exercised                               (324,120)  $             5.07
Cancelled                                      -                    -
                                  ---------------  ------------------
Outstanding at March 31, 2005                  -   $             0.00
                                  ===============  ==================

The weighted-average fair value of stock options granted to employees during the period ended March 31, 2005 and 2004 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

                                              2005   2004
                                              ----   ----
Significant assumptions (weighted-average):
  Risk-free interest rate at  grant date      2.85%   N/A
                                              =====  ====
  Expected stock price volatility              248%   N/A
                                              =====  ====
  Expected dividend payout                       -      -
                                              =====  ====
  Expected option life-years (a)                 -      -
                                              =====  ====

(a)The  expected  option  life  is  based  on  contractual  expiration  dates

NOTE  F  -  RELATED  PARTY  TRANSACTIONS

Chief  Executive  Officer
-------------------------

On March 7, 2003, and as subsequently amended on August 14, 2003, the Company entered into a three-year employment agreement with its Chief Executive Officer. The agreement calls for the following:

                        2003                 2004                 2005
Base salary      $           350,000  $           400,000  $           450,000
                 ===================  ===================  ===================
Bonus            $50,000 to $100,000  $50,000 to $100,000  $50,000 to $100,000
                 ===================  ===================  ===================
Stock Options
(post reverse-
split)                             5                    5                    5
                 ===================  ===================  ===================

NOTE G - ACQUISITIONS

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

NOTE H - INVESTMENTS

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

Medspa Solutions, Inc.

Effective December 6, 2004, the Company entered into a stock purchase agreement with Medspa Solutions, Inc., a Nevada corporation ("Medspa"), to purchase all of the issued and outstanding capital stock of Medspa for 20,000 shares of common stock (post reverse-split) valued at $1.70 per share (post reverse-split). The shares of common stock will immediately convert into 2,000,000 shares of the Company's Series B Preferred Stock upon the Company's filing of the certificate of designations of the Series B preferred stock with the Secretary of the State of Florida. Medspa is in the business of skincare services, and is controlled by the Company's president and chief executive officer. At December 31, 2004, the Company determined that the fair value of Medspa was $0, and charged the amount of $3,400,000 to operations during the twelve months ended December 31, 2004.

Management has not issued the 20,000 shares of common stock (post reverse-split) as of March 31, 2005. The certificate of designations for the Series B preferred stock was filed with the Secreatry of the State of Florida in January 2005, triggering the automatic conversion of the 20,000 shares of common stock to be issued in the Medspa acquisition to 2,000,000 shares of Series B preferred stock. Senior management will forego the issuance of the 20,000 shares of common stock and will issue the Series B preferred stock directly. The Company expects to issue these 2,000,000 shares of Series B Convertible Preferred Stock during the three months ending June 30, 2005.

ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATIONS.

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

     Additionally, the following discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 1 of Part I of this Form 10-QSB, as well as the financial statements in Item 7 of Part II of our Form 10-KSB for the fiscal year ended December 31, 2004.

MANAGEMENT'S PLAN OF OPERATION

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

     The acquisition is the first business development venture within the Company's portfolio. Though Medspa is wholly-owned, it is not consolidated and is carried at its fair market value of $-0-.

     MedSpa Solutions is in the business of providing high-quality skin care and non-surgical cosmetic procedures in a spa-like environment. MedSpa Solutions offers procedures such as Botox, Laser Hair Removal, IPL-Skin Rejuvenation,
Microdermabrasion, Chemical Peels, Collagen, and Leg Vein Treatment. More information is available at www.medspasolutions.com/index.html. With the completion of the MedSpa Solutions Acquisition, we plan to enter the growing market of aesthetic skin care treatments.

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

     We have recently converted to a Business Development Corporation by filing a Form N-54 with the Securities and Exchange Commission and electing to be governed by the Investment Company Act of 1940, as amended. We will continue to be subject to the periodic reporting requirements of the Exchange Act.

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

RECENT CHANGES IN OUR CORPORATE STRUCTURE

     Effective January 12, 2005, we filed a certificate of designation for the Series B preferred stock with the Secretary of State of Florida. 50,000,000 shares have been designated as Series B preferred stock. Each share of the Series B preferred stock is convertible into 10 shares of our common stock. On all matters submitted to a vote of the holders of the common stock, including, without imitation, the election of directors, a holder of shares of the Series B preferred stock shall be entitled to the number of votes on such matters equal to the number of shares of the Series B preferred stock held by such holder multiplied by the number of shares of the common stock into which each such share of the Series B preferred stock shall then be convertible.

     Effective March 7, 2005, we changed our name to "Winsted Holdings, Inc." and implemented a 1-1,000 reverse split of our issued and outstanding common shares.

RESULTS OF OPERATIONS

REVENUE

THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2004.

     The Company had no sales for the three months ended March 31, 2005 or 2004.

     Total operating expenses for the three months ended March 31, 2005 compared to 2004 increased by $126,008 to $636,364 from $510,356 in the prior period.

     Included within the $126,008 increase compared to the three months ended March 31, 2004 is $407,727 of stock compensation expense. Also included is $ 181,413 and $ 47,224 of sales, general, and administrative expenses and depreciation and amortization, respectively.

     Net loss increased from a loss of $474,480 to a loss of $639,582 for the three months ended March 31, 2005. This loss reflects increases in stock compensation expense of $236,174 and depreciation and amortization of $1,573, respectively when compared to the prior year, These increase are partially offset by a decrease in sales, general, and administrative expenses $111,739 compared to the prior period. Interest expense, net for the three months ended March 31, 2005 decreased slightly to $3,218 from $3,247 in the same period of 2004. Additionally, the Company had a $39,123 gain during the three months ended March 31, 2004 that does not recur this current quarter.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2005, we had a deficiency in working capital of $ 303,358, including cash overdrafts of $19,646. Cash used in operating activities totaled $179,431. The Company was able to sustain operations by generating $63,973 from the exercise of stock options, and by the sale of common stock for $75,000 cash. To date, the Company has financed its operations principally through sale of its equity securities issued in connection with its Employee Stock Incentive Plan filed in connection with its registration statement on SEC Form S-8. While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development. We are seeking financing in the form of equity in order to provide the necessary working capital. We currently have no commitments for financing. There is no guarantee that we will be successful in raising the funds required.

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

     The effect of inflation on the Company's operating results was not significant. The Company's operations are located in North America and there are no seasonal aspects that would have a material effect on the Company's financial condition or results of operations.

     The independent auditors report on our December 31, 2004 financial statements included in the Form 10-KSB states that our difficulty in generating sufficient cash flow to meet its obligations and sustain operations raise substantial doubts about the our ability to continue as a going concern.

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

     On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123R (revised 2004), "Share-Based Payment" which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation". Statement 123R supersedes APB opinion No. 25, "Accounting for Stock Issued to Employees", and amends FASB Statement No. 95, "Statement of Cash Flows". Generally, the approach in Statement 123R is similar to the approach described in Statement 123. However, Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. On April 14, 2005, the SEC amended the effective date of the provisions of this statement. The effect of this amendment by the SEC is that the Company will have to comply with Statement 123R and use the Fair Value based method of accounting no later than the first quarter of 2006. Management has not determined the impact that this statement will have on Company's consolidated financial statements.

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

ITEM 5. OTHER INFORMATION.

     None.

ITEM 6. EXHIBITS.

EXHIBIT
-------
  NO.                                    IDENTIFICATION OF EXHIBIT
  ---                                    -------------------------

3.1**    Articles of Incorporation (Exhibit 2(a) to Company's Form10-SB, Commission File No. 0-32333)
3.2**    Articles of Amendment to Articles of Incorporation (Exhibit 2(b) to Company's Form 10-SB,
         Commission File No. 0-32333)
3.3**    Articles of Amendment to Articles of Incorporation (Exhibit 3(i)(b) to Company's Form 10-KSB for
         fiscal year ended December 31, 2001, Commission File No. 0-32333)
3.4**    Articles of Amendment to the Articles of Incorporation


3.5**    Articles of Amendment to the Articles of Incorporation.
10.1**   Agreement to Purchase Assets of The Site Doctors.
10.2**   Agreement to Purchase Assets of C2C Exchange.
10.3**   Agreement to Purchase Assets of Universal Broadband Communications, Inc.
10.4**   Stock Purchase Agreement between Indiginet, Inc. and Medspa Solutions, Inc.
31.1*    Certification of Mark Ellis, President and Chief Executive Officer of Winsted Holdings, Inc., pursuant to
         18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.
32.1*    Certification of Mark Ellis, President and Chief Executive Officer of Winsted Holdings, Inc., pursuant to
         18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002

__________
*   Filed herewith.
**  Incorporated herein as indicated.


                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       WINSTED HOLDINGS, INC.

Dated ____________, 2005.

                                       By  /s/  Mark Ellis
                                         ---------------------------------
                                         Mark Ellis,
                                         President and Chief Executive Officer