Form 10QSB/A
period 2005-03-31
Winsted Holdings, Inc.
filed 2005-06-06
CIK 1132686

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB/A
                                  Amendment No. 1

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

     Transitional  Small  Business  Disclosure  Format  (check  one):
Yes [ ]  No [X]

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION. . . . . . . . . . . . . . . . . . . . .   2
    Item 1.  Financial Statements . . . . . . . . . . . . . . . . . . .   2
    Item 2.  Management's Discussion and Analysis or Plan of Operation.  11
    Item 3.  Controls and Procedures. . . . . . . . . . . . . . . . . .  15
PART II - OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . .  15
    Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . .  15
    Item 2.  Unregistered Sales of Equity Securities.
                and Use of Proceeds . . . . . . . . . . . . . . . . . .  15
    Item 3.  Defaults Upon Senior Securities. . . . . . . . . . . . . .  16
    Item 4.  Submission of Matters to a Vote of Security Holders. . . .  16
    Item 5.  Other Information. . . . . . . . . . . . . . . . . . . . .  16
    Item 6.  Exhibits . . . . . . . . . . . . . . . . . . . . . . . . .  16
SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17

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
                                                    ============  =============


See accompanying notes to unaudited condensed consolidated financial statements

                                       WINSTED HOLDINGS, INC
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (UNAUDITED)

                                                                              For the Three Months Ended
                                                                                      March 31,
                                                                                2005             2004
OPERATING ACTIVITIES
      Net (loss)                                                           $     (639,582)  $    (475,280)
      Adjustments to reconcile net (loss) to net cash
        (used in) operating activities:
          Gain on settlement accounts payable and accrued expenses                      -         (39,123)
          Depreciation                                                             47,224          45,651
          Non-cash compensation                                                   407,728           5,600
      Changes in:
          Accounts receivable                                                       3,315               -
          Other assets                                                                  -           5,089
          Deferred compensation                                                         -         160,313
          Accounts payable                                                         (1,334)            865
          Accounts payable  and accrued liabilities - related parties               3,218            (920)
                                                                           ---------------  --------------
            Net cash (used in) operating activities                              (179,431)       (297,805)

INVESTING ACTIVITIES
    Deposit on leased office                                                            -          (5,019)
    Acquisition of property and equipment                                               -          (5,034)
                                                                           ---------------  --------------
            Net cash (used in) investing activities                                     -         (10,053)

FINANCING ACTIVITIES
    Cash overdraft                                                                 19,646               -
    Proceeds from exercise of stock options                                        63,973          37,600
    Stock sold for cash                                                            75,000               -
                                                                           ---------------  --------------
            Net cash provided by financing activities                             158,619          37,600
                                                                           ---------------  --------------

              Net increase (decrease) in cash                                     (20,812)       (270,258)

CASH AT BEGINNING OF YEAR                                                          20,812         276,880
                                                                           ---------------  --------------

CASH AT END OF YEAR                                                        $            -   $       6,622
                                                                           ===============  ==============

SUPPLEMENTAL CASH FLOWS INFORMATION:
    Cash for paid for:
      Interest                                                             $            -   $       3,247
                                                                           ===============  ==============

      Income taxes                                                         $            -   $           -
                                                                           ===============  ==============

SUPPLEMENTAL DISCLOSURE OF
  NON-CASH INVESTING AND FINANCING ACTIVITIES

    Shares of common stock issued to consultants for services              $      41,400   $       5,600
                                                                           ===============  ==============

    Conversion of 4,000,000 shares preferred stock to 80,000,000
      shares common stock by officer                                       $      528,000
                                                                           ===============

    Issuance of 4,000,000 shares preferred stock as officer compensation   $       50,000
                                                                           ===============

    Issuance of common stock for subscriptions receivable                  $       44,200
                                                                           ===============

    Issuance of common stock for options receivable                        $        8,979
                                                                           ===============

    Issuance of common stock in satisfaction of accrued liability          $       56,671
                                                                           ===============

    Issuance of common stock as deferred compensation                      $      333,629
                                                                           ===============

    Amortization of deferred compensation                                  $      303,690
                                                                           ===============

    Issuance of common stock for cashless conversion of options            $       11,291
                                                                           ===============

    1,000,000 shares Series B
    preferred stock subscribed for Medspa acquisition                       $   3,400,000
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

Effective December 6, 2004, the Company entered into a stock purchase agreement with Medspa Solutions, Inc., a Nevada corporation ("Medspa"), to purchase all of the issued and outstanding capital stock of Medspa in exchange for equity in form of 1,000,000 shares the Company's Series B preferred stock, subject to the filing of the certificate of designations of the Series B preferred stock with the Secretary of the State of Florida.

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

Effective December 6, 2004, the Company entered into a stock purchase agreement with Medspa Solutions, Inc., a Nevada corporation ("Medspa"), to purchase all of the issued and outstanding capital stock of Medspa in exchange for equity in form of 1,000,000 shares the Company's Series B preferred stock, subject to the filing of the certificate of designations of the Series B preferred stock with the Secretary of the State of Florida.

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

Medspa Solutions, Inc.

Effective December 6, 2004, the Company entered into a stock purchase agreement with Medspa Solutions, Inc., a Nevada corporation ("Medspa"), to purchase all of the issued and outstanding capital stock of Medspa in exchange for equity in form of 1,000,000 shares the Company's Series B preferred stock, subject to the filing of the certificate of designations of the Series B preferred stock with the Secretary of the State of Florida.

The Company expects to issue the 1,000,000 shares of Series B Convertible Preferred Stock during the three months ending June 30, 2005.

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

MANAGEMENT'S PLAN OF OPERATION

Effective December 6, 2004, the Company entered into a stock purchase agreement with Medspa Solutions, Inc., a Nevada corporation ("Medspa"), to purchase all of the issued and outstanding capital stock of Medspa in exchange for equity in form of 1,000,000 shares the Company's Series B preferred stock, subject to the filing of the certificate of designations of the Series B preferred stock with the Secretary of the State of Florida.

     The Company expects to issue the 1,000,000 shares of Series B Convertible Preferred Stock during the three months ending June 30, 2005.

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

REVERSE SPLITS

     On March 7, 2005, we implemented a reverse split of our common stock on the basis of one post-split share for every 1,000 pre-split shares.

     All share and per share amounts presented in our financial statements which are part of this Quarterly Report on Form 10-QSB have been restated retroactively to reflect the March 2005 reverse split. However, all share and per share amounts have not been restated retroactively to reflect the reverse splits in the narrative portion of this Quarterly Report on Form 10-QSB. Consequently, the retroactive restatement may cause some apparent inconsistencies between the narrative portion of this Quarterly Report on Form 10-QSB and our other filings with the Securities and Exchange Commission on one hand, and the financial statements and accompanying notes forming part of Quarterly Report on Form 10-QSB on the other hand.

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

     Effective March 7, 2005, we changed our name to "Winsted Holdings, Inc." and implemented a one for 1,000 reverse split of our issued and outstanding common shares.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

__________

*   Filed herewith.
**  Filed previously.


                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       WINSTED HOLDINGS, INC.

Dated June 2, 2005.

                                       By  /s/  Mark Ellis
                                         ---------------------------------
                                         Mark Ellis,
                                         President and Chief Executive Officer