Form 10QSB
period 2005-06-30
Winsted Holdings, Inc.
filed 2005-08-22
CIK 1132686

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2005.

|X| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______ to ________

                        COMMISSION FILE NUMBER: 000-32333

                             WINSTED HOLDINGS, INC.
                 (Name of small business issuer in its charter)

            FLORIDA                                    65-0972865
 (State or other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation or organization)

     5000 BIRCH STREET, SUITE 3000,                       92660
       NEWPORT BEACH, CALIFORNIA                        (Zip Code)
(Address of principal executive offices)

                                 (949) 476-3711
                           (Issuer's telephone number)

      Check  whether  the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of July 11, 2005, the issuer had 3,963,141 shares of its common stock issued and outstanding.

      Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION.................................................3

     Item 1.  Financial Statements. ...........................................3

     Item 2.  Management's Discussion and Analysis or Plan of Operation.......20

     Item 3.  Controls and Procedures.........................................24

PART II - OTHER INFORMATION...................................................25

     Item  1.  Legal Proceedings..............................................25

     Item  2.  Unregistered Sales of Equity Securities and Use of Proceeds....25

     Item  3.  Defaults Upon Senior Securities................................25

     Item  4.  Submission of Matters to a Vote of Security Holders............25

     Item  5.  Other Information..............................................25

     Item  6.  Exhibits.......................................................26

SIGNATURES....................................................................27

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                             Winsted Holdings, Inc.
                             Condensed Balance Sheet

                                                                    June 30,
                                                                      2005
                                                                  ------------
                                    ASSETS                         (Unaudited)
CURRENT ASSETS
   Other current assets                                           $      9,167
                                                                  ------------
Total current assets                                                     9,167
Investments (Note H)                                                        --
Property and equipment, net of accumulated
     depreciation of $281,219 (Note B)                                 142,203
                                                                  ------------
Total assets                                                      $    151,370
                                                                  ============

              LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
   Cash disbursed in excess of available funds                    $     33,727
   Deferred revenue                                                     32,000
   Accounts payable and accrued expenses                               174,889
   Accounts payable and accrued expenses  - related parties             41,097
   Notes payable - related parties (Note C)                            160,931
                                                                  ------------
      Total current liabilities                                        442,644

Deficiency in stockholders' equity (Note D)
   Preferred stock, 500,000,000 shares authorized:
   Preferred stock, Series A, convertible, redeemable, no
      par value, 50,000,000 shares issued and outstanding           56,494,000
   Preferred stock, Series B, convertible, redeemable, no
      par value, 1,000,000 shares issued and outstanding             3,400,000
   Common stock, no par value, 5,000,000,000  shares
      authorized, 2,588,122 shares issued and outstanding            8,412,886
   Stock subscriptions receivable                                      (46,025)
   Deferred compensation                                              (202,500)
   Treasury stock, 1,000 shares, at cost                               (16,500)
   Accumulated  deficit                                            (68,333,135)
                                                                  ------------
      Total (deficiency) in stockholder's deficit                     (291,274)
                                                                  ------------
Total liabilities and (deficiency) in stockholders' equity        $    151,370
                                                                  ============

The accompanying notes are an integral part of these unaudited condensed financial statements.

                             Winsted Holdings, Inc.
                         Condensed Statements of Losses
                                   (Unaudited)

                                         For the Three  For the Three  For the Six    For the Six
                                         Months Ended    Months Ended  Months Ended   Months Ended
                                           June 30,        June 30,      June 30,       June 30,
                                             2005           2004           2005           2004
                                         -----------    -----------    -----------    -----------
REVENUES                                 $   150,000    $     9,485    $   150,000    $     9,485

COSTS AND EXPENSES
   Stock compensation                        543,777        637,596        951,504        809,149
   General and administrative expenses       291,402        292,906        472,815        586,058
   Depreciation and amortization              47,222         46,635         94,446         92,286
   Investment expense                         95,200         34,001         95,200         34,001
                                         -----------    -----------    -----------    -----------
                                             977,601      1,011,138      1,613,965      1,521,494
                                         -----------    -----------    -----------    -----------
Loss from operations                        (827,601)    (1,001,653)    (1,463,965)    (1,512,009)

Other income (expense):
   Interest income (expense)                  (3,218)        (3,338)        (6,436)        (6,585)
   Gain on settlement of liabilities              --             --             --         39,123
                                         -----------    -----------    -----------    -----------
  Income (loss) before income taxes         (830,819)    (1,004,991)    (1,470,401)    (1,479,471)
  Income tax expense                              --             --             --           (800)
                                         -----------    -----------    -----------    -----------
Net loss                                 $  (830,819)   $(1,004,991)   $(1,470,401)   $(1,480,271)
                                         ===========    ===========    ===========    ===========
PER SHARE INFORMATION -
   BASIC AND FULLY DILUTED
  Weighted average shares outstanding        736,966         *             377,553         *
                                         ===========    ===========    ===========    ===========
NET LOSS PER COMMON SHARE
   Net loss                              $     (1.13)   $      0.00    $     (3.89)   $      0.00
                                         ===========    ===========    ===========    ===========

* less than one share outstanding, post reverse-splits.

The accompanying notes are an integral part of these unaudited condensed financial statements.

                             Winsted Holdings, Inc.
                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                        For the Six Months
                                                           Ended June 30,
                                                         2005           2004
                                                     -----------    -----------
OPERATING ACTIVITIES
   Net (loss)                                        $(1,470,401)   $(1,480,271)
   Impairment of investment                               95,200             --
   Adjustments to reconcile net (loss) to net cash
      (used in) operating activities:
      Gain on settlement accounts payable and
        accrued expenses                                      --        (39,123)
      Depreciation                                        94,447         92,286
      Non-cash compensation                              951,504        576,321
      Investment expense                                      --          6,000
      Stock issued to prospective acquisition
   Changes in:
      Accounts receivable                                  2,607         (5,300)
      Other assets                                            --          5,089
      Deferred compensation                                   --        182,188
      Bank overdraft                                      33,727             --
      Deferred revenue                                    32,000             --
      Accounts payable                                    23,525         58,832
      Accounts payable  and accrued liabilities -
        related parties                                    6,436            617
                                                     -----------    -----------
        Net cash (used in) operating activities         (230,955)      (603,361)
                                                     -----------    -----------
INVESTING ACTIVITIES
   Investment in portfolio companies                     (95,200)            --
   Deposit on leased office                                   --         (5,019)
   Acquisition of property and equipment                      --        (12,905)
                                                     -----------    -----------
        Net cash (used in) investing activities          (95,200)       (17,924)
                                                     -----------    -----------
FINANCING ACTIVITIES
   Proceeds from exercise of stock options               120,643        455,001
   Stock sold for cash                                   184,700             --
                                                     -----------    -----------
        Net cash provided by financing activities        305,343        455,001
                                                     -----------    -----------
        Net increase (decrease) in cash                  (20,812)      (166,284)

CASH AT BEGINNING OF YEAR                                 20,812        276,880
                                                     -----------    -----------
CASH AT END OF YEAR                                  $        --    $   110,596
                                                     ===========    ===========
SUPPLEMENTAL CASH FLOWS INFORMATION:
      Cash for paid for:

           Interest                                  $        --    $     3,338
                                                     ===========    ===========

           Income taxes                              $        --    $        --
                                                     ===========    ===========

The accompanying notes are an integral part of these unaudited condensed financial statements.

SUPPLEMENTAL DISCLOSURE OF
  NON-CASH INVESTING AND FINANCING ACTIVITIES
Shares of common stock issued to consultants for services              $   41,400   $  482,600
                                                                       ==========   ==========
Conversion of 4,000,000 shares preferred stock to 80,000,000
     shares common stock by officer                                    $  528,000   $       --
                                                                       ==========   ==========

Issuance of 4,000,000 shares preferred stock as officer compensation   $   50,000   $       --
                                                                       ==========   ==========

Issuance of common stock for subscriptions receivable                  $  155,725   $       --
                                                                       ==========   ==========

Issuance of common stock for options receivable                        $    8,979   $       --
                                                                       ==========   ==========

Issuance of common stock in satisfaction of accrued liability          $   56,671   $       --
                                                                       ==========   ==========

Issuance of common stock as deferred compensation                      $  440,330   $       --
                                                                       ==========   ==========

Issuance of common stock for cashless conversion of options            $   11,291   $       --
                                                                       ==========   ==========

Impairment of portfolio company                                        $   95,200   $       --
                                                                       ==========   ==========
Conversion of 20,000,000 shares common stock subscribed to
1,000,000 shares Series B preferred stock subscribed                   $3,400,000   $       --
                                                                       ==========   ==========

Write-off stock options receivable                                     $  133,388   $       --
                                                                       ==========   ==========

The accompanying notes are an integral part of these unaudited condensed financial statements.

                              WINSTED HOLDINGS, INC
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from operations for the six-months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. The unaudited condensed consolidated financial statements should be read in conjunction with the December 31, 2004 financial statements and footnotes thereto included in the Company's Securities and Exchange Commission Form 10-KSB.

Company  Background  and  Basis  of  Presentation
-------------------------------------------------

Winsted  Holdings,   Inc.,  formerly  Indiginet,   Inc.  (the  "Company"),   was
incorporated under the laws of the State of Florida on September 24, 1997. The Company was seeking to merge or acquire an interest in business opportunities.

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

Effective December 6, 2004, we entered into a stock purchase agreement with Medspa Solutions, Inc., a Nevada corporation ("Medspa Solutions"), to purchase all of the issued and outstanding capital stock of Medspa Solutions. Medspa Solutions is in the business of providing consulting to owners of medical spa facilities. The total consideration paid by us for the shares of Medspa Solutions consisted of 10,000 shares (post reverse-split) of our common stock, no par value per share. The 10,000 shares of our common stock were automatically converted into 1,000,000 shares of our Series B preferred stock, no par value per share, upon the filing of the certificate of designation for the Series B preferred stock with the Secretary of State of Florida on January 12, 2005.

                             WINDSTED HOLDINGS, INC
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

In May and June 2005, the Company purchased 15% of the issued and outstanding capital stock of Nu Image Medspa, Inc., a Nevada corporation ("Nu Image"). The Company has purchased 915,000 shares of Nu Image for cash payments of $95,200. Nu Image is in the business of franchising Medspa locations. At June 30, 2005, the Company determined that the fair value of Nu Image was $0, and charged the amount of $95,200 to operations during the three months ended June 30, 2005. The Company also receives stock which its board of directors valued at $10,000 per month for consulting services to Nu Image Medspa, Inc. For accounting purposes, the Company has assigned no value to these shares, and has recorded no revenue for these services.

Winsted is seeking to merge or acquire an interest in additional business opportunities.

The consolidated financial statements include the accounts of the Company. The investments in Medspa Solutions and Nu Image Medspa are not consolidated into the financial statements of Winsted, but are shown as investments at their fair market value. At June 30, 2005, the fair market value of the Company's investments is $0.

Revenue Recognition
-------------------

For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, REVENUE RECOGNITION ("SAB104"), which superceded Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. The Company recorded deferred revenues of $32,000 as of June 30, 2005.

On January 5, 2005, the Company executed a consulting agreement with Medspa Solutions, whereby the Company provides business consulting services to Medspa Solutions and is compensated with stock of Medspa Solutions in the amount of $10,000 per month as determined by the board of directors of Medspa Solutions. As Medspa Solutions is not publicly traded and there is no market for its stock, the Company has assigned no value to these shares, and has recorded no revenue from this contract during the three and six months ended June 30, 2005.

On April 5, 2005, the Company entered into an additional consulting agreement with Medspa Solutions, and the January 5, 2005 agreement was cancelled. The services the Company provides to Medspa Solutions are primarily business development and financial consulting. Under the terms of the April 5, 2005 agreement, Winsted receives a consulting fee of $50,000 per month payable in cash. Winsted recognizes consulting revenue as services are rendered in the contractual amount of $50,000 per month. At June 30, 2005, the company has received $182,000 of payments from Medspa Solutions for the three months ended June 30, 2005. The Company has recorded revenue in the amount of $150,000 and deferred revenue in the amount of $32,000.

On April 6, 2005, the Company executed a consulting agreement with Nu Image Medspas, whereby the Company provides business consulting services to Nu Image and is compensated with stock of Nu Image in the amount of $10,000 per month as determined by the board of directors of Nu Image. The services the Company provides to Nu Image Medspa are primarily business development and financial consulting. As Nu Image is not publicly traded and there is no market in its stock, the Winsted has assigned no value to these shares, and has recorded no revenue from this contract during the three and six months ended June 30, 2005.

                             WINDSTED HOLDINGS, INC
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

Reverse  Stock  Split
---------------------

The Company executed a 1 for 1,000 reverse split of its common stock effective March 7, 2005. All stock amounts and per share amounts in these financial statements and footnotes are presented on a post-split basis.

Effective June 23, 2005, the Company executed a 1 for 1,500 reverse split of its common stock. All stock amounts and per share amounts in these financial statements and footnotes are presented on a post-split basis.

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

                             WINDSTED HOLDINGS, INC
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net loss and losses per share would have been as follows:

                                                                For the three months
                                                                    ended June 30,
                                                             --------------------------
                                                                 2005           2004
                                                             -----------    -----------
Net loss - as reported                                       $  (830,819)   $(1,004,991)

Add: Total stock based employee compensation expense as
reported under intrinsic value method (APB. No. 25)                    0         73,659

Deduct: Total stock based employee compensation expense
as reported under fair value based method (SFAS No 123)                0        (82,627)
                                                             -----------    -----------
Net loss - Pro Forma                                         $  (830,819)   $(1,013,959)
                                                             ===========    ===========

Net loss attributable to common stockholders - Pro forma     $  (830,819)   $(1,013,959)
                                                             ===========    ===========

Basic (and assuming dilution) loss per share - as reported   $     (1.13)   $         *
                                                             ===========    ===========
Basic (and assuming dilution) loss per share - Pro
forma                                                        $     (1.13)   $         *
                                                             ===========    ===========

                                                                For the six months
                                                                   ended June 30,
                                                             --------------------------
                                                                 2005           2004
                                                             -----------    -----------
Net loss - as reported                                       $(1,470,401)   $(1,480,271)

Add: Total stock based employee compensation expense
as reported under intrinsic value method (APB. No. 25)            11,291         79,299

Deduct: Total stock based employee compensation expense as
reported under fair value based method (SFAS No. 123)            (18,964)       (88,286)
                                                             -----------    -----------
Net loss - Pro Forma                                         $(1,478,074)   $(1,489,258)
                                                             ===========    ===========

Net loss attributable to common stockholders - Pro forma     $(1,478,074)   $(1,489,258)
                                                             ===========    ===========

Basic (and assuming dilution) loss per share - as reported   $     (3.91)   $         *
                                                             ===========    ===========

Basic (and assuming dilution) loss per share - Pro forma     $     (3.91)   $         *
                                                             ===========    ===========

* less than one weighted-average shares outstanding, post reverse-splits.

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

                             WINDSTED HOLDINGS, INC
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

New Accounting Pronouncements
-----------------------------

In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143," which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. The Company is required to adopt the provisions of FIN 47 no later than the end of its fiscal 2006. The Company does not expect the adoption of this Interpretation to have a material impact on its consolidated financial position, results of operations or cash flows.

In May 2005 the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS 154 requires retrospective application to prior periods' financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company does not expect the adoption of this SFAS to have a material impact on its consolidated financial position, results of operations or cash flows.

NOTE B - PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2005 consisted of the following:

Furniture and fixtures           $ 235,960
Office equipment                    94,543
Software                            89,400
Leasehold improvements               3,519
                                 ---------
                                   423,422
Less: accumulated depreciation    (281,219)
                                 ---------
Property and equipment           $ 142,203
                                 =========

For the six months ended June 30, 2005 and 2004, the Company recorded depreciation expense of $94,446 and $92,286, respectively.

NOTE C - NOTES PAYABLE - RELATED PARTIES

During the year ended December 31, 2002 the Company entered into notes payable aggregating $238,828 with related parties. As of June 30, 2005, the amount outstanding under notes payable was $160,931 and accrued interest amounted to $41,097. These notes are in default and delinquent at June 30, 2005.

                             WINDSTED HOLDINGS, INC
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)


NOTE D - CAPITAL STOCK

Reverse Stock Split
-------------------

On March 7, 2005, the Company effected a 1,000-for-1 reverse split of its common stock. The number of shares of common stock outstanding immediately prior to the reverse split was 1,036,311,456; the number of shares of common stock outstanding immediately after the reverse split was 1,036,311. The accompanying financial statements reflect the effect of this stock split.

On June 23, 2005, the Company effected a 1,500-for-1 reverse split of its common stock. The number of shares of common stock outstanding immediately prior to the reverse split was 1,631,456,888; the number of shares of common stock outstanding immediately after the reverse split was 1,088,064. The accompanying financial statements reflect the effect of this stock split.

Common Stock
------------

On February 23, 2005, the Company amended the Articles of Incorporation to issue 5,500,000,000 shares, of which 5,000,000,000 shares shall be common shares at no par value per share, and 500,000,000 shares shall be preferred shares at no par value per share.

During the three months ended March 31, 2005 the Company issued 27,416 shares (post reverse split) of common stock with a fair market value of $390,300 to consultants in exchange for services to be provided through July 2005. The Company has charged $41,400 of this amount to operations and $333,629 to deferred compensation during the three months ended March 31, 2005.

Also during the three months ended March 31, 2005 the Company issued stock options to purchase 3,216 shares (post reverse split) of common stock under the Company's Employee Stock Incentive Plan (see Note E). These options were all immediately exercised. The Company received proceeds of $63,973 and recognized compensation expense of $11,291 related to the exercise of these options for the three months ended March 31, 2005.

Also during the three months ended March 31, 2005, the Company issued stock options to purchase 5,986 shares (post reverse-split) of common stock under the Company's Employee Stock Incentive Plan for which the Company has not yet received payment. The Company charged the $7,632 amount due under these options agreements to Stock Options Receivable.

During the three months ended June 30, 2005, the Company wrote-off to non-cash compensation expense stock options receivable in the amount of $133,388 representing the exercise price of options on 6,887 shares (post reverse-split) of the Company's common stock. The balance of stock options receivable at June 30, 2005 is $0.

Also during the three months ended March 31, 2005, the Company sold 26,000 shares of common stock (post reverse-split) for aggregate proceeds of $75,000. An additional 16,444 shares of common stock (post reverse-split) were sold for which payment has not yet been received, for which Company charged the amount of 44,200 to subscriptions receivable during the three months ended March 31, 2005.

Also during the three months ended March 31, 2005, the Company issued 53,333 shares of its common stock (post reverse-split) for conversion of 4,000,000 shares of convertible stock.

Also during the three months ended March 31, 2005, the Company issued 1 share (post reverse-split) of its common stock due to rounding-up in the reverse-split process.

During the three months ended June 30, 2005 the Company issued 97,333 shares (post reverse split) of common stock with a fair market value of $106,700 to consultants in exchange for services to be provided through June 30, 2005. The Company has charged $106,700 of this amount to operations during the three months ended June 30, 2005.

                             WINDSTED HOLDINGS, INC
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)

NOTE D - CAPITAL STOCK (continued)

Also during the three months ended June 30, 2005, the Company sold 2,358,373 shares of common stock (post reverse-split) for aggregate proceeds of $111,525. The Company has received cash payment in the amount of $65,500, and has charged the balance of $1,825 to common stock subscriptions receivable during the three months ended June 30, 2005.

All valuations of the above shares that were issued as consulting fees are based on the stock price at the date of issue, which did not differ materially from the value of the services that were rendered by the consultants under the contracts.

Preferred Stock
---------------

On February 23, 2005, the Company amended the Articles of Incorporation to issue 5,500,000,000 shares, of which 5,000,000,000 shares shall be common shares at no par value per share, and 500,000,000 shares shall be preferred shares at no par value per share.

Series A Preferred Stock
-----------------------

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

Series B Preferred Stock
------------------------

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

                             WINDSTED HOLDINGS, INC
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)
NOTE D - CAPITAL STOCK

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

In December 2004, pursuant to the terms of the MedSpa Solutions acquisitions, the Company issued 1,666 shares of common stock (post reverse-split) which were to be automatically converted into 1,000,000 shares of Series B Convertible Preferred Stock upon the filing of the certificate of designation for the Series B Preferred stock with the Florida Secretary of State. The common stock was not yet issued but was held as common stock subscribed at the time of the filing of the certificate of designation for the Series B Preferred stock. The Common Stock subscribed then immediately converted to Series B Preferred Stock subscribed.

The Company issued 1,000,000 shares of Series B Convertible Preferred Stock in June 2005.

Stock Option Receivable
-----------------------

The Company issues stock options to its employees at an exercise price of 85% of the market price of the Company's common stock at the time of the issuance of the option. The amount of the exercise price is remitted to the Company when the employee exercises the option. During the three months ended March 31, 2005, options on 5,986 shares of the Company's common stock were exercised for which the Company has not yet been paid. This represents options receivable of $7,632. At March 31, 2005, there are outstanding options receivable in the amount of $133,388 representing the exercise price of options on 6,887 shares of the Company's common stock. During the three months ended June 30, 2005, no options were exercised. During the three months ended June 30, 2005, the Company wrote-off to non-cash compensation expense stock options receivable in the amount of $133,388 representing the exercise price of options on 6,887 shares (post reverse-split) of the Company's common stock.

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

                             WINDSTED HOLDINGS, INC
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to shareholders and employees at June 30, 2005. All prices and option amounts are presented post reverse-splits. The symbol * denotes less than one shares on a post reverse-split basis:

                                     Number of      Weighted Average
                                    Shares (Post     Exercise (Post
                                   reverse-split)    reverse-split)
                                  ----------------  ----------------
Outstanding at December 31, 2002                --  $             --
                                  ================  ================
Granted                                          *  $     386,426.48
Exercised                                        *        386,426.48
Cancelled                                       --                --
                                  ----------------  ----------------
Outstanding at December 31, 2003                --  $             --
                                  ================  ================
Granted                                      4,982  $          38.51
Exercised                                   (4,982) $          38.51
Cancelled                                       --                --
                                  ----------------  ----------------
Outstanding at December 31, 2004                --  $             --
                                  ================  ================
Granted                                    324,120  $           5.07
Exercised                                 (324,120) $           5.07
Cancelled                                       --                --
                                  ----------------  ----------------
Outstanding at March 31, 2005                   --  $           0.00
Granted                                         --                --
Exercised                                       --                --
Cancelled                                       --                --
                                  ----------------  ----------------
Outstanding at June 30, 2005                    --  $           0.00
                                  ================  ================

The weighted-average fair value of stock options granted to employees during the period ended June 30, 2005 and 2004 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

                                                           2005     2004
                                                         -------   ------
Significant assumptions (weighted-average):  Risk-free
interest rate at  grant date                                2.85%    2.35%
                                                         =======   ======
Expected stock price volatility                              248%     129%
                                                         =======   ======
Expected dividend payout                                      --       --
                                                         =======   ======
Expected option life-years (a)                                --       --
                                                         =======   ======

(a)   The expected option life is based on contractual expiration dates

                             WINDSTED HOLDINGS, INC
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)

NOTE F - RELATED PARTY TRANSACTIONS

Chief Executive Officer
-----------------------

On March 7, 2003, and as subsequently amended on August 14, 2003, the Company entered into a three-year employment agreement with its Chief Executive Officer. The agreement calls for the following:

                          2003            2004             2005
                     ------------    ------------    -----------
Base Salary          $   350,000     $   400,000     $   450,000
                     ============    ===========     ===========
Bonus                $    50,000     $    50,000     $    50,000
                     to $100,000     to $100,000     to $100,000
                     ============    ===========     ===========
Stock Options (post
reverse-split)                 5              5                5
                     ============    ===========     ============

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

The assets acquired, including costs in excess of net assets acquired, and liabilities assumed in the acquisition of C2C are as follows:

Tangible assets acquired at fair value   $100,000
Costs in excess of net assets assumed     300,000
Liabilities assumed at fair value              --
                                         --------
    Total purchase price                 $400,000
                                         ========

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

                             WINDSTED HOLDINGS, INC
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)

The assets acquired, including costs in excess of net assets acquired, and liabilities assumed in the acquisition of UBC are as follows:

Tangible assets acquired at fair value   $305,497
Costs in excess of net assets assumed     174,503
Liabilities assumed at fair value              --
                                         --------
    Total purchase price                 $480,000
                                         ========

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

The Site Doctors

On April 30, 2004, the Company purchased substantially all of the assets of The Site Doctors, a partnership located in Orange County, California in the business of web hosting and web site development. The Company purchased the following assets for $40,000 in cash:

      o     Accounts receivable
      o     2 Computers
      o     Design software
      o     Hosting customer list

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

Medspa Solutions
----------------

Medspa Solutions is 100% owned by Winsted. At the time Winsted made its investment in Medspa Solutions, Medspa Solutions was controlled by Winsted's Chief Executive Officer and this officer directly received benefit from the acquisition of Medspa Solutions by Winsted.

Nu Image Medspa
---------------

Winsted owns approximately 15% of Nu Image Medspa which was purchased from Winsted's chief executive officer and this officer directly received benefit from the acquisition of Medspa solutions by Winsted. The chief executive officer currently owns the remaining 85% of Nu Image Medspa.

                             WINDSTED HOLDINGS, INC
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)

NOTE H - INVESTMENTS

Valuation of Investments
------------------------

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

Medspa Solutions, Inc.
---------------------

Effective December 6, 2004, the Company entered into a stock purchase agreement with Medspa Solutions, Inc., a Nevada corporation ("Medspa"), to purchase all of the issued and outstanding capital stock of Medspa for 13 shares of common stock (post reverse-split) valued at $2,550 per share (post reverse-split). The shares of common stock will immediately convert into 1,000,000 shares of the Company's Series B Preferred Stock upon the Company's filing of the certificate of designations of the Series B preferred stock with the Secretary of the State of Florida. Medspa is in the business of skincare services, and is controlled by the Company's president and chief executive officer. At December 31, 2004, the Company determined that the fair value of Medspa was $0, and charged the amount of $3,400,000 to operations during the twelve months ended December 31, 2004.

Management has not issued the 13 shares of common stock (post reverse-split)as of March 31, 2005. The certificate of designations for the Series B preferred stock was filed with the Secretary of the State of Florida in January 2005,triggering the automatic conversion of the 13 shares of common stock to be issued in the Medspa acquisition to 2,000,000 shares of Series B preferred stock. Senior management will forego the issuance of the 13 shares of common stock and will issue the Series B preferred stock directly.

The Company issued 1,000,000 shares of Series B Convertible Preferred Stock in June 2005.

The Company offers consulting services to Medspa Solutions, Inc. and recognizes consulting revenue as services are rendered in the contractual amount of $50,000 per month.

The Company also offers additional consulting services to Medspa Solutions, Inc. Contractually, these services are paid for in shares of common stock of Medspa. At June 30, 2005, the Company determined that the fair value of Medspa and stock was $0, therefore the Company has recognized zero revenue from these consulting services.

At June 30, 2005, the company has received $32,000 of payments in excess of the billed amount and has reported it as deferred revenue.

Nu Image Medspa, Inc.
---------------------

In May and June 2005, the Company purchased 15% of the issued and outstanding capital stock of Nu Image Medspa, Inc., a Nevada corporation ("Nu Image"). The Company has purchased 915,000 shares of Nu Image for cash payments of $95,200 from the Company's chief executive officer, who continues to own the remaining 85% of Nu Image Medspa.

Nu Image is in the business of franchising medical spa facilities, which provide skincare services. At June 30, 2005, the Company determined that the fair value of Nu Image was $0, and charged the amount of $95,200 to operations during the three months ended June 30, 2005.

                             WINDSTED HOLDINGS, INC
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)

NOTE H - INVESTMENTS (continued)

The Company offers consulting services to Nu Image Medspa, Inc. Contractually, these services are paid for in shares of common stock of Nu Image Medspa. At June 30, 2005, the Company determined that the fair value of Nu Image Medspa stock was $0, therefore the Company has recognized zero revenue from these consulting services.

NOTE I - SUBSEQUENT EVENTS

In July 2005, the Company sold 1,375,019 shares of common stock for net proceeds of $39,600.

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

MANAGEMENT'S PLAN OF OPERATION

      The Company issued 1,000,000 shares of Series B Convertible Preferred Stock in June 2005.

      The recent acquisition of Medspa Solutions, Inc., a Nevada corporation ("Medspa") is the first business development venture within the Company's portfolio. Though Medspa is wholly-owned, it is not consolidated and is carried at its fair market value of $0.

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

Nu Image Medspa, Inc.
---------------------

      In May and June 2005, the Company purchased 15% of the issued and outstanding capital stock of Nu Image Medspa, Inc., a Nevada corporation ("Nu Image"). The Company has purchased 915,000 shares of Nu Image for cash payments of $95,200 from the Company's chief executive officer, who continues to own the remaining 85% of Nu Image Medspa..

      Nu Image is in the business of franchising skincare services, and is controlled by the Company's president and chief executive officer. At June 30, 2004, the Company determined that the fair value of Nu Image was $0, and charged the amount of $95,200 to operations during the three months ended June 30, 2005.

Investment in Nu Image Medspa is not consolidated and is carried at its fair market value of $0.

      Effective April 4, 2005, we entered into consulting agreements with Nu Image Medspa ("Nu Image") and Medspa. Pursuant to the consulting agreements, Nu Image and Medspa engaged us to provide consulting services in the areas of business management and infractructure. The compensation received from Medspa is a monthly consulting fee of $50,000 per month. Through June 30, 2005, the Company has recognized $150,000 of revenue pursuant to this contract, and has been paid the amount of $182,000. The Company has recorded the $32,000 cash received in excess of revenue earned as deferred revenue at June 30, 2005.

      The Company also offers additional consulting services to Medspa Solutions, Inc. and Nu Image Medspa. Contractually, these services are paid for in shares of common stock of Medspa and Nu Image. At June 30, 2005, the Company determined that the fair value of Medspa and Nu Image stock was $0, therefore the Company has recognized zero revenue from these transactions.

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

RECENT CHANGES IN OUR CAPITAL STRUCTURE

      Effective June 23, 2005, we implemented a 1-1,500 reverse split of our issued and outstanding common shares.

RESULTS OF OPERATIONS

THREE  MONTHS  ENDED JUNE 30, 2005  COMPARED TO THE THREE  MONTHS ENDED JUNE 30,
2004.

Revenue
-------

      The Company had sales of $150,000 and $9,485 for the three months ended June 30, 2005 and 2004; respectively.; an increase of 1,481%. Sales increased due to the consulting agreement with Medspa Solutions.

Stock Compensation Expense
--------------------------

      Stock compensation expense for the three months ended June 30, 2005 compared to 2004 decreased by $93,819 (15%), from $637,596 in the prior period to $543,777. The reason for the decrease in the expenses is due to a decrease in shares issued pursuant to the Company's Incentive Stock Option Plan. During the three months ended June 30, 2005, the Company also wrote-off $133,388 in stock options receivable.

Sales, General, and Administrative Expense
------------------------------------------

      General and administrative expense ("SG&A") for the three months ended June 30, 2005 compared to 2004 remained constant at $291,402 compared to $292,906, respectively, a decrease of $1,504 or approximately 1%. Depreciation expense for the three months ended June 30, 2005 compared to 2004 increased by $587 (1%), from $46,635 in the prior period to $47,222.

Investment Expense
------------------

      Investment expense increased by $61,199 or approximately 180% to $95,200 for the three months ended June 30, 2005, compared to $34,001 for the three months ended June 30, 2004. The reason for the increase was the write-off of the Company's investment in Nu Image Medspa.

Interest Expense
----------------

      Interest expense, net for the three months ended June 30, 2005 decreased to $3,218 from $3,338 in the same period of 2004. The decrease was due to decrease in debt levels.

Net Loss
---------

      For the reasons above, the net loss decreased by $174,172 or approximately 17% to a loss of $830,819 during the three months ended June 30, 2005 from a loss of $1,004,991 during the three months ended June 30, 2004.

SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2004.

Revenue
-------

      The Company had sales of $150,000 and 9,485 for the six months ended June 30, 2005 and 2004; respectively; an increase of 1,481%. Sales increased due to the consulting agreement with Medspa Solutions.

Stock Compensation Expense
--------------------------

      Stock compensation expense for the six months ended June 30, 2005 was $951,054, an increase of $142,355 or approximately 18% compared to stock compensation expense of $809,149 during the six months ended June 30, 2005. The reason for the increase was the write-off of 133,388 of stock options receivable during the six months ended June 30, 2005.

Sales, General, and Administrative Expense
------------------------------------------

      General and administrative expense for the six months ended June 30, 2005 was $472,815, a decrease of $113,243 or approximately 19% compared to general and administrative expense of $586,058 during the six months ended June 30, 2004. Depreciation expense for the six months ended June 30, 2005 was $94,446, which was a slight increase of $2,160 or approximately 2% compared to depreciation expense of $92,286 during the six months ended June 30, 2004.

Investment Expense
------------------

      Investment expense increased by $61,199 or approximately 180% to $95,200 for the three months ended June 30, 2005, compared to $34,001 for the three months ended June 30, 2004. The reason for the increase was the write-off of the Company's investment in Nu Image Medspa.

Interest Expense
----------------

      Interest expense, net for the six months ended June 30, 2005 decreased to $6,436 from $6,585 in the same period of 2004. The decrease was due to decrease in debt levels.

Net Loss
--------

      For the reasons above, the net loss decreased from a loss of $1,480,271 during the six months ended June 30, 2004 to a loss of $1,470,401 for the six months ended June 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

      As of June 30, 2005, we had a deficiency in working capital of $433,477 including cash overdrafts of $33,727. Cash used in operating activities totaled $230,955.

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

RECENT ACCOUNTING PRONOUNCEMENTS

      In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143," which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. The Company is required to adopt the provisions of FIN 47 no later than the end of its fiscal 2006. The Company does not expect the adoption of this Interpretation to have a material impact on its consolidated financial position, results of operations or cash flows.

         In May 2005 the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS 154 requires retrospective application to prior periods' financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company does not expect the adoption of this SFAS to have a material impact on its consolidated financial position, results of operations or cash flows.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      Effective June 22, 2005, the holder of the majority of the voting power of our outstanding capital stock voted to grant discretionary authority to our board of directors to implement a reverse split of our common stock on the basis of one post-consolidation share for up to each 1,500 pre-consolidation shares to occur at some time within 12 months of the date of our information statement, with the exact time of the reverse split to be determined by the board of directors.

      Mr. Mark Ellis, our chief executive officer, chief financial officer, president and director, had the power to vote 80,020,003 shares of our common stock and 48,000,000 shares of our Series A preferred stock.

      Each share of our common stock is entitled to one vote on all matters brought before the stockholders. Pursuant to our certificate of designation establishing Series A preferred stock, each share of our currently issued and outstanding Series A preferred stock may be converted into 20 fully paid and nonassessable shares of our common stock. On all matters submitted to a vote of the holders of the common stock, including, without limitation, the election of directors, a holder of shares of the Series A preferred stock is entitled to the number of votes on such matters equal to the number of shares of the Series A preferred stock held by such holder multiplied by the number of shares of the common stock into which each such share of the Series A preferred stock shall then be convertible. Therefore, Mr. Ellis had the power to vote 1,040,020,003 shares of the common stock, which number exceeded the majority of the issued and outstanding shares of the common stock on the record date.

      Mr. Ellis voted for the grant of the discretionary authority to our directors to implement a reverse stock split. Mr. Ellis will had the power to approve the grant of the discretionary authority to our directors to implement a reverse stock split without the concurrence of any of our other stockholders.

ITEM 5. OTHER INFORMATION.

        None.

ITEM 6. EXHIBITS.

Exhibit No.                       Identification of Exhibit
-----------       --------------------------------------------------------------
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

3.6*              Articles of Amendment to the Articles of Incorporation.

10.1**            Agreement to Purchase Assets of The Site Doctors.

10.2**            Agreement to Purchase Assets of C2C Exchange.

10.3**            Agreement   to   Purchase   Assets  of   Universal   Broadband
                  Communications, Inc.

10.4**            Stock Purchase  Agreement between  Indiginet,  Inc. and Medspa
                  Solutions, Inc.

31.1* Certification of Mark Ellis, President, Chief Financial Officer and Chief Executive Officer of Winsted Holdings, Inc., pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.302 of the Sarbanes-Oxley Act of 2002.

32.1* Certification of Mark Ellis, President, Chief Financial Officer and Chief Executive Officer of Winsted Holdings, Inc., pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002
----------
*   Filed herewith.
**  Incorporated herein as indicated.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              WINSTED HOLDINGS, INC.

Dated August 22, 2005.

                                      By /S/  MARK ELLIS
                                         ---------------------------------------
                                         Mark Ellis,
                                         President, Chief Financial Officer and
                                         Chief Executive Officer