Form 10QSB
period 2005-09-30
Winsted Holdings, Inc.
filed 2005-11-21
CIK 1132686

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

               For the quarterly period ended September 30, 2005.

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

               For the transition period from _______ to ________


                        Commission file number: 000-32333


                             WINSTED HOLDINGS, INC.
                 (Name of small business issuer in its charter)

              Florida                                  65-0972865
  --------------------------                    -------------------------
 (State or other jurisdiction                        (I.R.S.Employer
  of incorporation or organization)                Identification No.)

    5000 Birch Street, Suite 3000,                      92660
     Newport Beach, California                        --------
    ---------------------------                      (Zip Code)
      (Address of principal
       executive offices)

                                 (949) 476-3711
                           -------------------------
                           (Issuer's telephone number)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 16, 2005, the issuer had 1,856,663,424 shares of its common stock issued and outstanding.

         Transitional Small Business Disclosure Format (check one): Yes[ ] No[X]

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION..............................................F-1

     Item 1.  Financial Statements..........................................F-1

     Item 2.  Management's Discussion and Analysis, and Plan of Operation...  3

     Item 3.  Controls and Procedures.......................................  7

PART II - OTHER INFORMATION.................................................  7

     Item 1.  Legal Proceedings.............................................  7

     Item 2.  Changes in Securities.........................................  7

     Item 3.  Defaults Upon Senior Securities...............................  8

     Item 4.  Submission of Matters to a Vote of Security Holders...........  8

     Item 5.  Other Information.............................................  8

     Item 6.  Exhibits and Reports on Form 8-K..............................  8

SIGNATURES..................................................................  8

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

                           Winsted Holdings, Inc.
                           Condensed Balance Sheet
                                 (Unaudited)
                                                                   September 30,
                                                                       2005
                                                                   ------------

                                   ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                        $     20,574
  Receivable from Medspa Solutions                                       59,500
   Other current assets                                                   9,167
                                                                   ------------
Total current assets                                                     89,241

Investments and advances to affiliates (Note H):
  Controlled companies                                                      --
  Other affiliates                                                          --


Property and equipment net of accumulated
  depreciation of $328,442 (Note B)                                      94,980

                                                                   ------------
Total assets                                                       $    184,221
                                                                   ============

            LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses                           $    124,694
   Accounts payable and accrued expenses
    - related parties (Note C)                                           44,315
   Notes payable - related parties (Note C)                             160,931
                                                                   ------------

      Total current liabilities                                         329,940

Other liabilities
   Payable for advisory, management, and service fees                        --
   Payable to officers and directors                                         --
   Payable to controller companies                                           --
   Payable to other affiliates                                               --
                                                                   ------------
     Total other liabilities                                                 --

(Deficiency in) stockholder's equity (Note D)
   Preferred stock, 500,000,000 shares authorized:                           --
   Preferred stock, Series A, convertible, redeemable,
    no par value,  50,000,000 shares issued and outstanding          56,494,000
   Preferred stock, Series B, convertible, redeemable,
    no par value, 1,000,000 shares issued and outstanding             3,400,000
   Common stock, no par value 5,000,000,000 shares
      authorized, 593,663,242 shares issued and outstanding           9,051,561
   Stock subscriptions receivable                                      (157,300)
   Deferred compensation                                               (176,291)
   Treasury stock, 1,000 shares, at cost                                (16,500)
   Accumulated (deficit)                                            (68,741,189)
                                                                   ------------
      Total (deficiency in) stockholder's equity                       (145,719)

                                                                   ------------
Total liabilities and (deficiency in) stockholders' equity         $    184,221
                                                                   ============

Net assets applicable to outstanding units of capital              $    145,719
                                                                   ============

Net asset value per share                                          $         --
                                                                   ============

The accompanying notes are an integral part of these unaudited condensed financial statements.

               Winsted Holdings, Inc.
           Condensed Statements of Losses
                     (Unaudited)

                                                            Prior to                          Prior to
                                                           Becoming a                        Becoming a
                                                             Business                          Business
                                                           Development                       Development
                                                             Company                           Company

                                         For the Three    For the Three    For the Nine     For the Nine
                                          Months Ended     Months Ended    Months Ended     Months Ended
                                             Sept 30,       Sept 30,         Sept 30,         Sept 30,
                                               2005           2004             2005             2004
                                         -------------    -------------    -------------    -------------

REVENUES
   Sales                                 $          --    $       7,864    $          --    $      17,349
   Management fees - from 100%
     owned company                             150,000               --          300,000               --
                                         -------------    -------------    -------------    -------------
   Total revenues                              150,000            7,864          300,000           17,349

COSTS AND EXPENSES
   Stock compensation                          135,708          542,246        1,087,212        1,351,395
   General and administrative expenses         256,355          453,934          729,170        1,039,992
   Depreciation and amortization                47,223           47,263          141,669          139,549
   Investment expense                          115,550               --          210,750           34,001
                                         -------------    -------------    -------------    -------------
                                               554,836        1,043,443        2,168,801        2,564,937
                                         -------------    -------------    -------------    -------------


Loss from operations                          (404,836)      (1,035,579)      (1,868,801)      (2,547,588)

Other income (expense):
   Interest income (expense)                    (3,218)          (3,201)          (9,654)          (9,786)
   Gain on settlement of liabilities                --               --               --           39,123
                                         -------------    -------------    -------------    -------------

  Income (loss) before income taxes           (408,054)      (1,038,780)      (1,878,455)      (2,518,251)

  Income tax expense                                --               --               --             (800)
                                         -------------    -------------    -------------    -------------

Net loss                                 $    (408,054)   $  (1,038,780)   $  (1,878,455)   $  (2,519,051)
                                         =============    =============    =============    =============


PER SHARE INFORMATION -
   BASIC AND FULLY DILUTED
  Weighted average shares outstanding      100,656,139       16,839,857       34,171,069        6,761,864
                                         =============    =============    =============    =============

NET LOSS PER COMMON SHARE
   Net loss                              $      (0.004)   $       (0.06)   $       (0.05)   $       (0.37)
                                         =============    =============    =============    =============


The accompanying notes are an integral part of these unaudited condensed financial statements.

                             Winsted Holdings, Inc.
                       Condensed Statements of Cash Flows
                                   (Unaudited)


                                                                                       For the Nine Months
                                                                                        Ended September 30,

                                                                                       2005           2004
                                                                                                  (Prior to
                                                                                                   Becoming
                                                                                                   Business
                                                                                                  Development
                                                                                                   Company)
                                                                                   ------------   -----------

OPERATING ACTIVITIES
    Net (loss)                                                                     $(1,878,455)   $(2,519,051)
    Impairment of investment                                                           210,750             --
    Adjustments to reconcile net (loss) to net cash
      (used in) operating activities:
        Gain on settlement accounts payable and accrued expenses                            --        (39,123)
        Depreciation                                                                   141,670        139,549
        Non-cash compensation                                                        1,084,713      1,351,395
        Investment expense                                                                  --          6,000
    Changes in:
        Accounts receivable                                                            (56,893)        (5,331)
        Other assets                                                                        --          5,089
        Deferred compensation                                                               --         21,566
        Accounts payable                                                               (26,670)            --
        Accounts payable  and accrued liabilities - related parties                      9,654          3,835
                                                                                   -----------    -----------
          Net cash (used in) operating activities                                     (515,232)    (1,036,071)
                                                                                   -----------    -----------

INVESTING ACTIVITIES
    Investment in portfolio companies                                                 (210,750)            --
    Deposit on leased office                                                                --         (5,019)
    Acquisition of property and equipment                                                   --        (17,925)
                                                                                   -----------    -----------
          Net cash (used in) investing activities                                     (210,750)       (22,944)
                                                                                   -----------    -----------

FINANCING ACTIVITIES
    Proceeds from exercise of stock options                                            120,643        798,725
    Stock sold for cash                                                                605,100             --
                                                                                   -----------    -----------
          Net cash provided by financing activities                                    725,743        798,725
                                                                                   -----------    -----------

          Net increase (decrease) in cash                                                 (238)      (260,290)

CASH AT BEGINNING OF YEAR                                                               20,812        276,880
                                                                                   -----------    -----------

CASH AT END OF YEAR                                                                $    20,574    $    16,590
                                                                                   ===========    ===========

SUPPLEMENTAL CASH FLOWS INFORMATION:
        Cash for paid for:
               Interest                                                            $        --    $     3,338
                                                                                   ===========    ===========

               Income taxes                                                        $        --    $        --
                                                                                   ===========    ===========

SUPPLEMENTAL DISCLOSURE OF
  NON-CASH INVESTING AND FINANCING ACTIVITIES


        Shares of common stock issued to consultants for services                  $    41,400    $ 1,020,700
                                                                                   ===========    ===========

        Conversion of 4,000,000 shares preferred stock to 80,000,000
             shares common stock by officer                                        $   528,000    $        --
                                                                                   ===========    ===========

        Issuance of 4,000,000 shares preferred stock as officer compensation       $    50,000    $        --
                                                                                   ===========    ===========

        Issuance of common stock for subscriptions receivable                      $   687,400    $        --
                                                                                   ===========    ===========

        Issuance of common stock for options receivable                            $     8,979    $        --
                                                                                   ===========    ===========

        Issuance of common stock in satisfaction of accrued liability              $    56,671    $        --
                                                                                   ===========    ===========

        Issuance of common stock as deferred compensation                          $   547,330    $        --
                                                                                   ===========    ===========

        Issuance of common stock for cashless conversion of options                $    11,291    $        --
                                                                                   ===========    ===========

        Conversion of 20,000,000 shares common stock subscrib ed to
        1,000,000 shares Series B preferred stock subscribed                       $ 3,400,000    $        --
                                                                                   ===========    ===========

        Impairment of investment in portfolio companies                            $   210,750    $        --
                                                                                   ===========    ===========


The accompanying notes are an integral part of these unaudited condensed financial statements.


                              WINSTED HOLDINGS, INC
                             SCHEDULE OF INVESTMENTS
                            As of September 30, 2005
                                   (Unaudited)


                                                                             Total
                                       Ownership   Estimated    Accounts    Carrying
                                        Interest     Value     Receivable    Value
                                       ----------  ----------  ----------  ----------

Medspa Solutions, Inc.                    100%     $      --   $  59,500   $  59,500
NuImage Medspa, Inc.                       33%            --          --          --
GaeaCare Syndicate Partners, Inc.          90%            --          --          --
                                                   ----------  ----------  ----------
Total value at September 30, 2005                  $      --   $  59,500   $  59,500
                                                   ==========  ==========  ==========

The accompanying notes are an integral part of these unaudited condensed financial statements.


                              WINSTED HOLDINGS, INC
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from operations for the nine-months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. The unaudited condensed consolidated financial statements should be read in conjunction with the December 31, 2004 financial statements and footnotes thereto included in the Company's Securities and Exchange Commission Form 10-KSB.

Company  Background  and  Basis  of  Presentation
-------------------------------------------------

Winsted  Holdings,   Inc.,  formerly  Indiginet,   Inc.  (the  "Company"),   was
incorporated under the laws of the State of Florida on September 24, 1997. The Company was seeking to merge or acquire an interest in business opportunities.

The financial statements include the accounts of the Company. The investments in Medspa Solutions and Nu Image Medspa are not consolidated into the financial statements of Winsted, but are shown as investments at their fair market value. Intercompany transactions are not eliminated. At September 30, 2005, the fair market value of the Company's investments is $0.

Under business development company accounting, all equity investments are carried at fair value with any adjustments recorded in the statement of operations.

In accordance with Article 6 of Regulation S-X under the Securities Act of 1933 and Securities Exchange Act of 1934, the Company does not consolidate portfolio company investments, including those in which it has a controlling interest.

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

Effective December 6, 2004, we entered into a stock purchase agreement with Medspa Solutions, Inc., a Nevada corporation ("Medspa Solutions"), to purchase all of the issued and outstanding capital stock of Medspa Solutions. Medspa Solutions is in the business of providing consulting to owners of medical spa facilities. The total consideration paid by us for the shares of Medspa Solutions consisted of 10,000 shares (post reverse-split) of our common stock, no par value per share with a fair value of $3,400,000. The 10,000 shares of our common stock were automatically converted into 1,000,000 shares of our Series B preferred stock, no par value per share, upon the filing of the certificate of designation for the Series B preferred stock with the Secretary of State of Florida on January 12, 2005.


In May and June 2005, the Company purchased 15% of the issued and outstanding capital stock of Nu Image Medspa, Inc., a Nevada corporation controlled by Winsted's Chief Executive Officer ("Nu Image")for $95,200 cash. During the three months ended September 30, 2005, the Company purchased an additional 18% of the outstanding stock of Nu Image for an additional $112,550 cash. At September 30, 2005, the Company has purchased a total of 1,950,500 shares of Nu Image, or approximately 33%, for cash payments of $207,750. Nu Image is in the business of franchising Medspa locations. At September 30, 2005, the Company determined that the fair value of Nu Image was $0, and charged the amount of $207,750 to operations during the nine months ended September 30, 2005. The Company also receives stock which its board of directors valued at $10,000 per month for consulting services to Nu Image Medspa, Inc. For accounting purposes, the Company has assigned no value to these shares, and has recorded no revenue for these services.

Winsted is seeking to merge or acquire an interest in additional business opportunities.

Revenue Recognition
-------------------

For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, REVENUE RECOGNITION ("SAB104"), which superceded Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. The Company recorded a receivable from Medspa Solutions, Inc. of $59,500 as of September 30, 2005.

FEE INCOME

Fee income includes fees for services rendered by the Company to portfolio companies and other third parties such as diligence, structuring, transaction services, management services, and other advisory services. Management and other advisory services fees are generally recognized as income as the services are rendered.

On January 5, 2005, the Company executed a consulting agreement with Medspa Solutions, whereby the Company provides business consulting services to Medspa Solutions and is compensated with stock of Medspa Solutions in the amount of $10,000 per month as determined by the board of directors of Medspa Solutions. As Medspa Solutions is not publicly traded and there is no market for its stock, the Company has assigned no value to these shares, and has recorded no revenue from this contract during the three and nine months ended September 30, 2005.

On April 5, 2005, the Company entered into an additional consulting agreement with Medspa Solutions, and the January 5, 2005 agreement was cancelled. The services the Company provides to Medspa Solutions are primarily business development and financial consulting. Under the terms of the April 5, 2005 agreement, Winsted receives a consulting fee of $50,000 per month payable in cash. Winsted recognizes consulting revenue as services are rendered in the contractual amount of $50,000 per month. During the three and nine months ended September 30, 2005, the company has recognized $150,000 and $300,000, respectively, as revenue from the Medspa Solutions consulting agreement. The Company has received cash payments of a total of $240,500, and at September 30, 2005, Winsted has a receivable from Medspa Solutions in the amount of $59,500.

On April 6, 2005, the Company executed a consulting agreement with Nu Image Medspas, whereby the Company provides business consulting services to Nu Image and is compensated with stock of Nu Image in the amount of $10,000 per month as determined by the board of directors of Nu Image. The services the Company provides to Nu Image Medspa are primarily business development and financial consulting. As Nu Image is not publicly traded and there is no market in its stock, the Winsted has assigned no value to these shares, and has recorded no revenue from this contract during the three and nine months ended September 30, 2005.


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

Valuation of Investments:

Value, as defined in Section 2(a)(41) of 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the board of directors. Since there is typically no readily available market value for the Company's privately held investments, the Company values substantially all of its investments at fair value as determined in good faith by the board of directors pursuant to a valuation policy and a consistent valuation process. At September 30, 2005, the Company had 3 investments with an aggregate historical cost of $3,610,750. All of these investments were fully reserved at September 30, 2005, and the net value on the Company's balance sheet at September 30, 2005 is $0. The amount charged to operations during the three months ended September 30, 2005 was $115,550. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company's investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment. The Company must determine the fair value of each individual investment on a quarterly basis. The Company records unrealized depreciation on investments when it believes that an investment has decreased in value, including where collection of a loan or realization of an equity security is doubtful. Conversely, the Company records unrealized appreciation if it believes that the underlying portfolio company has appreciated in value and, therefore, the Company's investment has also appreciated in value, where appropriate.

As a business development company, the Company intends to invest primarily in illiquid securities including debt and equity securities of private companies. the Company's investments are generally subject to some restrictions on resale and generally have no established trading market. Because of the type of investments that the Company makes and the nature of its business, the Company's valuation process requires an analysis of various factors. the Company's fair value methodology includes the examination of, among other things, the underlying portfolio company performance, financial condition and market changing events that impact valuation.

With respect to private debt and equity securities, each investment is valued using industry valuation benchmarks, and, where appropriate, the value is assigned a discount reflecting the illiquid nature of the investment and/or the Company's minority, non-control position. When an external event such as a purchase transaction, public offering, or subsequent equity sale occurs, the pricing indicated by the external event will be used to corroborate the Company's private debt or equity valuation.

Investments in equity securities:

Under business development company accounting, all equity investments are carried at fair value with any adjustments recorded in the statement of operations, combined with adjustments in the fair value of investments in loans, as investment gains (losses)--unrealized.

In accordance with Article 6 of Regulation S-X under the Securities Act of 1933 and Securities Exchange Act of 1934, the Company does not consolidate portfolio company investments, including those in which it has a controlling interest.

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


Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net loss and losses per share would have been as follows:


                                                                For the three months
                                                                  ended September 30,
                                                             --------------------------
                                                                 2005          2004
                                                                            (Prior to
                                                                             Becoming
                                                                             Business
                                                                             Development
                                                                             Company)
                                                             -----------    -----------


Net loss - as reported                                       $  (408,054)   $(1,038,780)

Add: Total stock based employee compensation expense as
reported under intrinsic value method (APB. No. 25)                    0         63,627

Deduct: Total stock based employee compensation expense
as reported under fair value based method (SFAS No 123)                0        (78,492)
                                                             -----------    -----------
Net loss - Pro Forma                                         $  (408,054)   $(1,053,645)
                                                             ===========    ===========

Net loss attributable to common stockholders - Pro forma     $  (408,054)   $(1,053,645)
                                                             ===========    ===========

Basic (and assuming dilution) loss per share - as reported   $    (0.004)   $     (0.06)
                                                             ===========    ===========
Basic (and assuming dilution) loss per share - Pro
forma                                                        $    (0.004)   $     (0.06)
                                                             ===========    ===========




                                                                  For the nine months
                                                                   ended September 30,
                                                             --------------------------
                                                                 2005           2004
                                                             -----------    -----------

Net loss - as reported                                       $(1,878,455)   $(2,519,051)

Add: Total stock based employee compensation expense
as reported under intrinsic value method (APB. No. 25)            11,291        142,926

Deduct: Total stock based employee compensation expense as
reported under fair value based method (SFAS No. 123)            (18,964)      (166,778)
                                                             -----------    -----------
Net loss - Pro Forma                                         $(1,886,128)   $(2,542,903)
                                                             ===========    ===========

Net loss attributable to common stockholders - Pro forma     $(1,886,128)   $(2,542,903)
                                                             ===========    ===========

Basic (and assuming dilution) loss per share - as reported   $     (0.05)   $     (0.37)
                                                             ===========    ===========

Basic (and assuming dilution) loss per share - Pro forma     $     (0.05)   $     (0.37)
                                                             ===========    ===========


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

NOTE B - PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2005 consisted of the following:

Furniture and fixtures           $ 235,960
Office equipment                    94,543
Software                            89,400
Leasehold improvements               3,519
                                 ---------
                                   423,422
Less: accumulated depreciation    (328,442)
                                 ---------
Property and equipment           $  94,980
                                 =========

For the nine months ended September 30, 2005 and 2004, the Company recorded depreciation expense of $141,669 and $139,549, respectively.

NOTE C - NOTES PAYABLE - RELATED PARTIES

During the year ended December 31, 2002 the Company entered into notes payable aggregating $238,828 with related parties. As of September 30, 2005, the amount outstanding under notes payable was $160,931 and accrued interest amounted to $44,315. These notes are in default and delinquent at September 30, 2005.


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

During the three months ended June 30, 2005, the Company wrote-off to non-cash compensation expense stock options receivable in the amount of $133,388 representing the exercise price of options on 6,887 shares (post reverse-split) of the Company's common stock. The balance of stock options receivable at September 30, 2005 is $0.

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

Also during the three months ended June 30, 2005, the Company wrote-off common stock subscriptions receivable in the amount of $133,388.

During the three months ended September 30, 2005 the Company issued 60,000,000 shares of common stock with a fair market value of $107,000 to consultants in exchange for services to be provided through December 12, 2005. The Company has charged $36,333 of this amount to operations during the three months ended September 30, 2005.

Also during the three months ended September 30, 2005, the Company sold 531,075,120 shares of common stock for aggregate proceeds of $531,675. The Company has received cash payments in the amount of $374,375, and has charged the balance of $157,300 to common stock subscriptions receivable during the three months ended September 30, 2005.

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

During the three months ended March 31, 2005, the Company issued 5,000,000 shares of its Series A Convertible Preferred Stock to its President and Chief Executive Officer as compensation. The Company charged the fair value of the shares of common stock underlying this preferred stock, or $50,000, to operations during the three months ended September 30, 2005.

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

The Company issued 1,000,000 shares of Series B Convertible Preferred Stock in June 2005.


Stock Option Receivable
-----------------------

The Company issues stock options to its employees at an exercise price of 85% of the market price of the Company's common stock at the time of the issuance of the option. The amount of the exercise price is remitted to the Company when the employee exercises the option. During the three months ended At September 30, 2005, the Company wrote-off the entire balance of subscriptions receivable of $133,388 representing the exercise price of options on 6,887 shares (post reverse-split) of the Company's common stock.

NOTE E - STOCK OPTIONS AND WARRANTS

The  Company  has  four  (4)  Employee  Stock   Incentive   Plans  ("ESIP")  and
Non-Employee Director and Consultant's Retainer Stock Plans ("NDCRSP"). The purpose of the ESIP is to provide stock incentive to employees of the Company. Under the ESIP plans, employees are entitled to purchase shares for no less than 85% of the market price of the company's common stock. Shares issued under the plan are approved by the Compensation Committee of the Company's Board of Directors.

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

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to shareholders and employees at September 30, 2005. All prices and option amounts are presented post reverse-splits. The symbol denotes less than one shares on a post reverse-split basis:

                                     Number of      Weighted Average
                                    Shares (Post     Exercise (Post
                                   reverse-split)    reverse-split)
                                  ----------------  ----------------
Outstanding at December 31, 2002                --  $             --
                                  ================  ================
Granted                                          *  $     386,426.48
Exercised                                        *        386,426.48
Cancelled                                       --                --
                                  ----------------  ----------------
Outstanding at December 31, 2003                --  $             --
                                  ================  ================
Granted                                      4,982  $          38.51
Exercised                                   (4,982) $          38.51
Cancelled                                       --                --
                                  ----------------  ----------------
Outstanding at December 31, 2004                --  $             --
                                  ================  ================
Granted                                    324,120  $           5.07
Exercised                                 (324,120) $           5.07
Cancelled                                       --                --
                                  ----------------  ----------------
Outstanding at March 31, 2005                   --  $           0.00
Granted                                         --                --
Exercised                                       --                --
Cancelled                                       --                --
                                  ----------------  ----------------
Outstanding at June 30, 2005                    --  $           0.00
Granted                                         --                --
Exercised                                       --                --
Cancelled                                       --                --
                                  ----------------  ----------------
Outstanding at September 30, 2005               --  $           0.00
                                  ================  ================


The weighted-average fair value of stock options granted to employees during the period ended September 30, 2005 and 2004 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

                                                           2005     2004
                                                         -------   -------
Significant assumptions (weighted-average):  Risk-free
interest rate at  grant date                               2.85%     2.35%
                                                         =======   =======
Expected stock price volatility                             248%      129%
                                                         =======   =======
Expected dividend payout                                      --        --
                                                         =======   =======
Expected option life-years (a)                                --        --
                                                         =======   =======

(a)   The expected option life is based on contractual expiration dates



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
                     ============    ===========     ============

From time to time, the Chief Executive Officer contributes funds to the Company for working capital purposes. During the three months and nine months ended September 30, 2005, the Chief Executive Officer received cash salary, net of cash paid back to the Company for working capital purposes, of $124,274 and $268,720, respetively.

Deferred compensation to the Chief Executive Officer in the amount of $61,875 was also amortized to expense during the three months ended September 30, 2005.

NuImage Medspa
--------------

During the three months ended September 30, 2005, the Company increased its investment in NuImage Medspa from 15% to 33% by purchasing additional shares of NuImage Medspa commmon stock for $112,550 cash. NuImage Medspa is controlled by the Company's Chief Executive Officer.


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

GaeaCare Investment
-------------------

During the three months ended June 30, 2004, the Company has issued an Amended LOI to buy up to 20% of GaeaCare Syndicate Partners ("GaeaCare"). Additionally, the Company has issued less than one share (post reverse-split) of restricted stock with a fair value of $6,000 as a non-refundable negotiation fee. In June 2004, GaeaCare paid the company $10,000 as a fee for design of GaeaCare's website. During the twelve months ended December 31, 2004, negotiations to acquire a majority position in GaeaCare were terminated.

During the three months ended September 30, 2005, the Company purchased 90% of the outstanding common stock of GaeaCare Syndicate Partners, Inc. for $3,000 cash.

Medspa Solutions
----------------

Medspa Solutions is 100% owned by Winsted. At the time Winsted made its investment in Medspa Solutions, Medspa Solutions was controlled by Winsted's Chief Executive Officer and this officer directly received benefit from the acquisition of Medspa Solutions by Winsted.

Nu Image Medspa
---------------

Winsted owns approximately 33% of Nu Image Medspa which was purchased from Winsted's chief executive officer and this officer directly received benefit from the acquisition of Medspa solutions by Winsted. The chief executive officer currently owns the remaining 67% of Nu Image Medspa.

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

The Company also offers additional consulting services to Medspa Solutions, Inc. Contractually, these services are paid for in shares of common stock of Medspa. At September 30, 2005, the Company determined that the fair value of Medspa and stock was $0, therefore the Company has recognized zero revenue from these consulting services.

At September 30, 2005, the company has a receivable from MedSpa solutions in the Amount of $59,500.

Nu Image Medspa, Inc.
---------------------

As of September 30 2005, the Company has purchased 33% of the issued and outstanding capital stock of Nu Image Medspa, Inc., a Nevada corporation ("Nu Image"). The Company has purchased 1,950,500 shares of Nu Image for cash payments of $207,750 from the Company's chief executive officer, who continues to own the remaining 67% of Nu Image Medspa.

Nu Image is in the business of franchising medical spa facilities, which provide skincare services. At September 30, 2005, the Company determined that the fair value of Nu Image was $0, and charged the amounts of $207,750 and $112,550 to operations during the nine and three months ended September 30, 2005.

The Company offers consulting services to Nu Image Medspa, Inc. Contractually, these services are paid for in shares of common stock of Nu Image Medspa. At September 30, 2005, the Company determined that the fair value of Nu Image Medspa stock was $0, therefore the Company has recognized zero revenue from these consulting services.

NOTE I - SUBSEQUENT EVENTS

Issuance of Common Stock
------------------------
In October and November 2005, the Company issued 200,000,000 shares of common stock to consultants for services. Also in October and November 2005, the Company sold 1,063,000,000 E-1 shares of common stock for an aggregate of $246,000 cash.

Appointment of Director
-----------------------
On November 11, 2005, the Company appointed Mr. John Ryan as a member of the Board of Directors.


                                      -F-19-

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

Acquisitions and Related Transactions

Nu Image Medspa

         During the three months ended June 30, 2005, the Company acquired approximately 15% of the outstanding common stock of Nu Image Medspa, Inc., ("Nu Image") a Nevada Corporation controlled by Winsted's Chief Executive Officer, for $95,200 cash. During the three months ended September 30, 2005, the Company acquired an additional 18% of the outstanding stock of Nu Image for an additional $112,550 cash. At September 30, 2005, the Company hold approximately 33% of the outstanding common stock of Nu Image, which was obtained for a total of $207,750 cash. Nu Image is in the business of franchising Medspa locations.

         Because Nu Image is a privately held company and there is no liquid market for its shares, Winsted has fully reserved its investment in Nu Image and carries this investment at a net value of $0 on its balance sheet. During the three months and nine months ended September 30, 2005, Winsted charged $112,550 and $207,750, respectively, to operations as a reserve against this investment.

Medspa Solutions

         Winsted owns 100% of the outstanding stock of Medspa Solutions, Inc. ("Medspa Solutions'), a Nevada Corporation. Medspa Solutions is in the business of providing consulting services to owners of Medspas. In April 2005, the Company entered into a consulting agreement with Medspa Solutions whereby Winsted would receive a consulting fee of $50,000 per month from Medspa
Solutions for business development services. During the three months ended September 30, 2005, Winsted recognized the amount of $150,000 in revenue form this consulting agreement, and was paid the amount of $58,500 cash. During the nine months ended September 30, 2005, Winsted has recognized the amount of $300,000 in revenue from this agreement, and has been paid $240,500 cash. At September 30, 2005, Winsted has a receivable from Medspa Solutions in the amount of $59,500.

GaeaCare Syndicate Partners, Inc.

         During the three months ended September 30, 2005, Winsted purchased 90% of the outstanding common stock of GaeaCare Syndicate Partners, Inc. for $3,000 cash. Because there is no liquid market for the stock of GaeaCare, Winsted valued this investment at $0 and charged the amount of $3,000 to operations during the three months ended September 30, 2005.

         The Company does not consolidate the results of its investment companies into its results of operations, and intercompany transactions are not eliminated.

Results of Operations

Three months ended September 30, 2005 compared to the three months ended September 30, 2004.

         Revenues. Revenues increased by $142,136 or 1807% to $150,000 during the three months ended September 30, 2005 as compared to the same period in the prior year due to revenue generated from the Nu Image consulting agreement.

         Stock compensation expense. Stock compensation expense decreased by $406,538 or 75% to $135,708 during the three months ended September 30, 2005 as compared to the same period in the prior year due primarily to a decrease in the amount of stock issued to consultants for services and a decrease in activity in the Company's employee stock option plan.

         Sales, general, and administrative expenses. Sales, general and administrative expense ("SG&A") decreased by $197,579 or 44% to $256,355 during the three months ended September 30, 2005. The primary components of SG&A expense for the three months ended September 30, 2005 were officer salary of $124,274; rent of $32,513; travel and entertainment of $16,423; legal fees of $14,384; marketing and promotion of $13,655; and accounting fees of $7,701.

         Depreciation expense. Depreciation expense remained constant at $47,223 for the three months ended September 30, 2005 compared to $47,263 during the three months ended September 30, 2004 as the Company has not made any capital expenditures.

         Investment expense. Investment expense was $115,550 for the three months ended September 30, 2005, compared to $0 in the comparable period of the prior year. Investment expense represents the reserve charged to operations made in order to reflect the Company's investments at their realizable market value. Since there is no liquid market for these investments, the Company has chosen to fully reserve against them. During the nine months ended September 30, 2005, the Company fully reserved its increased investments in Nu Image and in Gaeacare. Since Winsted was not a Business Development Company in the comparable prior period, there was no such charge during the three months ended September 30, 2004.

         Interest expense. Interest expense was $3,218 for the three months ended September 30, 2005, which was relatively unchanged compared to $3,201 during the three months ended September 30, 2004. The Company's level of debt has not materially changed during the periods.

         Net Loss. For the reasons stated above, the Company's net loss for the three months ended September 30, 2005 was $408,054, a decrease of $630,726 or 61% compared to a net loss of $1,038,780 during the three months ended September 30, 2004.

Nine months ended September 30, 2005 compared to the nine months ended September 30, 2004.

         Comparison of consolidated results of operation.

         Revenues. Revenues increased by $282,651 or 1629% to $300,000 during the nine months ended September 30, 2005 as compared to the same period in the prior year due to revenue generated from the Nu Image consulting agreement.

         Stock compensation expense. Stock compensation expense decreased by $264,183 or 20% to $1,087,212 during the nine months ended September 30, 2005 as compared to the same period in the prior year due primarily to a decrease in the amount of stock issued to consultants for services and a decrease in activity in the Company's employee stock option plan.

         Sales, general, and administrative expenses. Sales, general and administrative expense ("SG&A") decreased by $310,822 or 30% to $729,170 during the nine months ended September 30, 2005 as compared to the same period in the prior year. The primary components of SG&A for the nine months ended September 30, 2005 were officer salary of $268,720; accounting fees of $105,322; rent of $87,046; legal fees of $74,661; employee salaries of $54,458; travel expense of $21,713; marketing and promotion of $20,275; financial filing fees of $12,920; transfer agent fees of $12,317; and office expense of $11,033.

         Depreciation expense. Depreciation expense remained constant at $141,669 for the nine months ended September 30, 2005 compared to $139,549 during the nine months ended September 30, 2004 as the Company has not made any material capital expenditures.

         Investment expense. Investment expense was $210,750 for the nine months ended September 30, 2005, compared to $34,001 in the comparable period of the prior year. Investment expense represents the reserve charged to operations made in order to reflect the Company's investments at their realizable market value. Since there is no liquid market for these investments, the Company has chosen to fully reserve against them. During the nine months ended September 30, 2005, the Company fully reserved its increased investment in Nu Image. Since Winsted became a Business Development Company in November 2004 there has been a change in the Company's business plan, and a resultant increase in investment activity and related investment expense.

         Interest expense. Interest expense was $9,654 for the nine months ended September 30, 2005, which was relatively unchanged compared to $9,786 during the nine months ended September 30, 2004. The Company's level of debt has not materially changed during the periods.

         Net Loss. For the reasons stated above, the Company's net loss for the nine months ended September 30, 2005 was $1,878,455, a decrease of $640,596 or 25% compared to a net loss of $2,519,051 during the nine months ended September 30, 2004.

Liquidity and Capital Resources

         The independent auditors' report on our December 31, 2004 financial statements states that our recurring losses raise substantial doubt about our ability to continue as a going concern. Our revenues are currently insufficient to cover our operating costs and expenses. To the extent our revenue shortfall exceeds our expectations more rapidly than anticipated, we will be required to raise additional capital from outside investors and/or bank or mezzanine lenders. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. There is no assurance that we will be successful in raising the funds required. In the meantime, we may issue shares of our common stock from time to time in the future to acquire certain services, satisfy indebtedness and/or make acquisitions. Equity financing could result in additional dilution to our existing stockholders.

         We anticipate that our current financing strategy of private debt and equity offerings will meet our anticipated objectives and business operations for the next 12 months. We continue to evaluate opportunities for corporate development. Subject to our ability to obtain adequate financing at the applicable time, we may enter into definitive agreements on one or more of those opportunities.

         At  September  30,  2005,  our  working   capital  (cash  and  accounts
receivable, less current liabilities) was a deficiency of $240,699 as compared to a deficiency of $314,372 at December 31, 2004.

         Net Cash Used In Operating Activities. Net cash used by operating actives was $515,232 for the nine month period ended September 30, 2005 as compared to $1,036,071 for the same period in the prior year. The components of cash used in operating activities were the Company's net loss of $1,878,455 for the nine months ended September 30, 2005 adjusted for non cash expenses of $1,437,133 and a net change in the components of working capital of $73,909.

         Net Cash Used In Investing Activities. Net cash used in investing activities was $210,750 during the nine months ended September 30, 2005 as compared to net cash used of $22,944 during the same period in the prior year. This was due to the Company's increased investment activity during the current period.

         Net Cash Provided by Financing Activities. Net cash provided by financing activities was $725,743 during the nine months ended September 30, 2005 as compared to net cash provided of $798,725 during the same period in the prior year. The Company raised $605,100 in cash from the sale of common stock during the current period, and an additional $120,643 from the exercise of stock options.

Commitments and Contractual Obligations

         Capital Expenditures Commitments. As of the date of this report, we do not have any material capital expenditures commitments. Our capital requirements,  particularly  as they  relate to our  desire  to  expand  through acquisitions, have been and will continue to be significant. Our plan of operation calls for additional capital to facilitate growth and support our long-term development and acquisition strategy marketing programs. It is likely that we will have to seek additional financing through future public or private sales of our securities, including equity securities. We may also seek funding for the development and acquisitions marketing of our products through strategic partnerships and other arrangements with investment partners. There can be no assurance, however, that such collaborative arrangements or additional funds will be available when needed, or on terms acceptable to us, if at all. Any such additional financing may result in significant dilution to existing stockholders. If adequate funds are not available we may be required to curtail one or more of our future acquisition programs.

         We expect to incur significant capital expenses in pursuing our development and acquisition strategy plans to increase sales volume, expanding our product lines and obtaining additional financing through stock offerings, or licensing agreements or other feasible financing alternatives. In order for us to continue our operations, we will require additional funds over the next twelve months. While we hope we will be able to generate funds necessary to maintain our operations, without additional funds there will be a limitation to the number of new projects that we could take on, which may have an effect on our ability to maintain our operations. Additional financing may not be available on terms favorable to us, or at all. If additional funds are not available, we may not be able to execute our business model plan or take advantage of business opportunities. Our ability to obtain such additional financing and to achieve our operating goals is uncertain. In the event that we do not obtain additional capital or are not able to increase cash flow through the increase of in revenues, there is a substantial doubt of our being able to continue as a going concern.

Quantitative and Qualitative Disclosure about Market Risk

         We believe that we do not have any material exposure to interest or commodity risks. We are exposed to certain economic and political changes in international markets where we compete, such as inflation rates, recession, foreign ownership restrictions, and trade policies and other external factors over which we have no control.

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

         As discussed by our accountants in the audited financial statements included in Item 7 of our Annual Report on Form 10-KSB, our revenue is currently insufficient to cover its costs and expenses. We anticipate raising any necessary capital from outside investors coupled with bank or mezzanine lenders. As of the date of this report, we have not entered into any negotiations with any third parties to provide such capital.

         OUR INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS HAVE STATED IN THEIR REPORT INCLUDED IN OUR DECEMBER 31, 2004 FORM 10-KSB THAT WE HAVE INCURRED OPERATING LOSSES IN THE LAST TWO YEARS, AND THAT WE ARE DEPENDENT UPON MANAGEMENT'S ABILITY TO DEVELOP PROFITABLE OPERATIONS. THESE FACTORS AMONG OTHERS MAY RAISE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.


Off-Balance Sheet Arrangement

         None.


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

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

         None.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2005 the Company issued 60,000,000 shares of common stock with a fair market value of $107,000 to consultants in exchange for services to be provided through December 12, 2005. The Company has charged $36,333 of this amount to operations during the three months ended September 30, 2005.

Also during the three months ended September 30, 2005, the Company sold 531,075,120 shares of common stock for aggregate proceeds of $531,675. The Company has received cash payments in the amount of $374,375, and has charged the balance of $157,300 to common stock subscriptions receivable during the three months ended September 30, 2005. Proceeds from the sale of these shares was used for general working capital purposes.

During the nine months ended September 30, 2005, the Company issued 5,000,000 shares of its Series A Convertible Preferred Stock to its President and Chief Executive Officer as compensation. The Company charged the fair value of the shares of common stock underlying this preferred stock, or $50,000, to operations during the three months ended September 30, 2005.

Also during the nine months ended September 30, 2005, the Company cancelled 4,000,000 shares of its preferred stock outstanding due to conversion of this stock into 80,000,000 shares of common stock by the owner of these shares, the Company's President and Chief Executive Officer.

Also during the nine months ended September 30, 2005, the Company issued 1,000,000 shares of Series B Convertible Preferred Stock as consideration in the acquisition of Medspa Solutions.

The shares were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act. The recipients of the shares took the securities for investment purposes without a view to distribution and had access to information concerning us and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the purchase of our shares. Our securities were sold only to persons with whom we had a direct personal preexisting relationship, and after a thorough discussion. Finally, our stock transfer agent has been instructed not to transfer any of such shares, unless such shares are registered for resale or there is an exemption with respect to their transfer. All certificates representing the shares bear restrictive legends as required by the Securities Act.

Item 3.    Defaults Upon Senior Securities.

         None.

Item 4.    Submission of Matters to a Vote of Security Holders.

         None.


Item 5.    Other Information.

Appoint of Board Memeber
------------------------
On November 11, 2005, the Company appointed Mr. John Ryan as a member of the Board of Directors.

Item 6.    Exhibits and Reports on Form 8-K.

(a)      Exhibits.


 Exhibit No.                          Identification of Exhibit
 -----------                          -------------------------


31.1** Certification of Mark Ellis, Chief Executive Officer and Chief Financial Officer of Winsted Holdings, Inc., pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.302 of the Sarbanes-Oxley Act of 2002.

32.1** Certification of Mark Ellis, Chief Executive Officer and Chief Financial Officer of Winsted Holdings, Inc., pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002.

*    Previously Filed
**   Filed Herewith

(b)      Reports on Form 8-K.

o On July 11, 2005, we filed a Form 8-K reporting Material Modification to Rights of Security Holders, Amendments to Articles of Incorporation or Bylaws, and Change in Fiscal Year.


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  WINSTED HOLDINGS, INC.

Dated: November 21, 2005.

                                  By: /s/ Mark Ellis
                                      ---------------------------------------
                                      Mark Ellis, Chief Executive Officer and
                                      Chief Financial Officer