Form 10-Q
period 2005-09-30
Winsted Holdings, Inc.
filed 2006-01-20
CIK 1132686

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

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
                       (Name of  issuer in its charter)

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

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange act). Yes [ ] No [X]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 16, 2005, the issuer had 1,856,663,424 shares of its common stock issued and outstanding.

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION..............................................F-1

     Item 1.  Financial Statements..........................................F-1

     Item 2.  Management's Discussion and Analysis, and Plan of Operation...  3

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk...   3

     Item 4.  Controls and Procedures.......................................  7

PART II - OTHER INFORMATION.................................................  7

     Item 1.  Legal Proceedings.............................................  7

     Item 2.  Changes in Securities.........................................  7

     Item 3.  Defaults Upon Senior Securities...............................  8

     Item 4.  Submission of Matters to a Vote of Security Holders...........  8

     Item 5.  Other Information.............................................  8

     Item 6.  Exhibits and Reports on Form 8-K..............................  8

SIGNATURES..................................................................  8

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

                            Winsted Holdings, Inc.
                           Condensed Balance Sheets
                                 (Unaudited)


                                                                                   Prior to
                                                                                   Becoming a
                                                                                   Business
                                                                                   Development
                                                                                   Company

                                                                     Sept 30,        Sept 30,
                                                                       2005           2004
                                                                   ------------   ------------

                                   ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                        $     20,574   $     16,590
  Accounts receivable - trade                                                            5,331
  Receivable from Medspa Solutions                                       59,500             --
  Other current assets                                                    9,167          4,148
                                                                   ------------   ------------
Total current assets                                                     89,241         26,069

Investments and advances to affiliates (Note H):
  Controlled companies                                                      --              --
  Other affiliates                                                          --              --


Property and equipment net of accumulated
  depreciation of $328,442 at September 30, 2005 and
   $139,549 at September 30, 2004 (Note B)                               94,980        283,873

Other assets                                                                 --          5,019

                                                                   ------------   ------------
Total assets                                                       $    184,221   $    314,961
                                                                   ============   ============

            LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses                           $    124,694   $    298,621
   Accounts payable and accrued expenses
    - related parties (Note C)                                           44,315         31,443
   Notes payable - related parties (Note C)                             160,931        160,931
                                                                   ------------   ------------

      Total current liabilities                                         329,940        490,995

Other liabilities
   Payable for advisory, management, and service fees                        --             --
   Payable to officers and directors                                         --             --
   Payable to controller companies                                           --             --
   Payable to other affiliates                                               --             --
                                                                   ------------   ------------
     Total other liabilities                                                 --             --

(Deficiency in) stockholder's equity (Note D)
   Preferred stock, 500,000,000 shares authorized:                           --             --
   Preferred stock, Series A, convertible, redeemable,
    no par value,  50,000,000 shares issued and outstanding          56,494,000        880,000
   Preferred stock, Series B, convertible, redeemable,
    no par value, 1,000,000 shares issued and outstanding             3,400,000             --
   Common stock, no par value 5,000,000,000 shares
      authorized, 593,663,242 and 70,013,970 shares issued
      and outstanding at September 30, 2005 and 2004, respectively     9,051,561     6,477,298
   Stock options exercise price receivable                                   --       (113,365)
   Stock subscriptions receivable                                      (157,300)            --
   Deferred compensation                                               (176,291)      (613,125)
   Treasury stock, 1,000 shares and 4 shares at
    September 30, 2005 and 2004, respectively, at cost                (16,500)         (16,500)
   Accumulated (deficit)                                            (68,741,189)    (6,790,342)
                                                                   ------------   ------------
      Total (deficiency in) stockholder's equity                       (145,719)      (176,034)

                                                                   ------------   ------------
Total liabilities and (deficiency in) stockholders' equity         $    184,221   $    314,961
                                                                   ============   ============

Net assets applicable to outstanding units of capital              $    145,719
                                                                   ============

Net asset value per share                                          $         --
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

        Conversion of 20,000,000 shares common stock subscribed to
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


                              WINSTED HOLDINGS, INC
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)

NOTE A - SUMMARY OF ACCOUNTING POLICIES

General
-------

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America for a complete set of financial statements.

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

NOTE B - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                     September 30,
                                   2005         2004
                                 ---------   ---------

Furniture and fixtures           $ 235,960   $ 235,960
Office equipment                    94,543      94,543
Software                            89,400      89,400
Leasehold improvements               3,519       3,519
                                 ---------   ---------
                                   423,422     423,422
Less: accumulated depreciation    (328,442)   (139,549)
                                 ---------   ---------
Property and equipment           $  94,980   $ 283,873
                                 =========   =========

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

Appointment of Director
-----------------------
On November 11, 2005, the Company appointed Mr. John Ryan as a member of the Board of Directors.


                                      -F-19-

Item 2.    Management's Discussion and Analysis or Plan of Operations.

Forward-Looking Information

         Much of the discussion in this Item is "forward looking". Actual operations and results may materially differ from present plans and projections due to changes in economic conditions, new business opportunities, changed business conditions, and other developments. Other factors that could cause results to differ materially are described in our filings with the Securities and Exchange Commission.

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

         Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We believe the information contained in this Form 10-Q to be accurate as of the date hereof. Changes may occur after that date. We will not update that information except as required by law in the normal course of its public disclosure practices.

         Additionally, the following discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 1 of Part I of this Form 10-Q, as well as the financial statements in Item 7 of Part II of our Form 10-KSB for the fiscal year ended December 31, 2004.

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


Off-Balance Sheet Arrangement

         None.

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. The Company has no variable interest rate credit facilities and faces no potential interest rate risk.

Foreign Currency Risk.  The Company faces no foreign currency risks

The Company has not entered into any foreign currency derivative financial instruments.


Item 4.    Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) as of the end of the period covered by this report (the "Evaluation Date"), have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

(b) Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date. As a result, no corrective actions were taken.

The Company's management, including its Chief Executive Officer and Chief Financial Officer, does not expect that the Company's disclosure controls and procedures or its internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been deducted.




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

Item 3.    Defaults Upon Senior Securities.

         None.

Item 4.    Submission of Matters to a Vote of Security Holders.

         None.


Item 5.    Other Information.

Appoint of Board Member
------------------------
On November 11, 2005, the Company appointed Mr. John Ryan as a member of the Board of Directors.

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

Dated: January 20, 2006.

                                  By: /s/ Mark Ellis
                                      ---------------------------------------
                                      Mark Ellis, Chief Executive Officer and
                                      Chief Financial Officer