Form 10-K
period 2005-12-31
Winsted Holdings, Inc.
filed 2006-05-01
CIK 1132686

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              ----------------------------------------------------

                                    FORM 10-K

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005.

|_| TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM

                           COMMISSION FILE NO. 0-32333

                             WINSTED HOLDINGS, INC.
                -------------------------------------------------
               (Exact name of issuer as specified in its charter)

                     FLORIDA                               65-0972865
       ---------------------------------              ------------------
         (State or other jurisdiction                  (I.R.S. Employer
       of incorporation or organization)              Identification No.)

          100 CRESCENT COURT, SUITE 700
                 DALLAS, TEXAS                                 75201
    ----------------------------------------                ----------
    (Address of principal executive offices)                (Zip Code)

       Registrant's telephone number, including area code: (214) 459-8245

 Securities registered under Section 12(b) of the Exchange Act:    NONE

 Securities registered under Section 12(g) of the Exchange Act:    COMMON STOCK,
                                                                   NO PAR VALUE
                                                                   PER SHARE
                                                                ----------------
                                                                (Title of class)

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_| No |X|

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes |X| No |_|

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of a "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer |_|    Accelerated filer |_|   Non-accelerated filer |X|

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $2,721,640.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock as of March 31, 2006: 18,442,722 (post reverse-splits).

         Documents incorporated by reference:  None.

                                TABLE OF CONTENTS

Item 1.       Business.........................................................4
Item 1A.      Risk Factors.....................................................7
Item 2.       Properties......................................................13
Item 3.       Legal Proceedings...............................................13
Item 4.       Submission of Matters to a Vote of Security Holders.............13
Item 5.       Market for Registrant's Common Equity, Related Stockholder
                 Matters and Issuer Purchases of Equity Securities............13
Item 6.       Selected Financial Data.........................................14
Item 7.       Management's Discussion and Analysis or Plan of Operation.......15
Item 7A.      Quantitative and Qualitative Disclosure about Market Risk.......21
Item 8.       Financial Statements and Supplementary Data.....................22
Item 9.       Changes in and Disagreements With Accountants on Accounting
                 and Financial Disclosure.....................................22
Item 9A.      Controls and Procedures.........................................22
Item 10.      Directors and Executive Officers of the Registrant..............22
Item 11.      Executive Compensation..........................................24
Item 12.      Security Ownership of Certain Beneficial Owners and
                 Management and Related Stockholder Matters...................25
Item 13.      Certain Relationships and Related Transactions..................26
Item 14.      Principal Accountant Fees and Services..........................26
Item 15.      Exhibits........................................................27

                                     PART I

ITEM 1. BUSINESS.

         Statements in this Form 10-K Annual Report may be "forward-looking statements." Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by our management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and probably will, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this Form 10-K Annual Report, including the risks described under "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in other documents which we file with the Securities and Exchange Commission.

         In  addition,   such   statements   could  be  affected  by  risks  and
uncertainties related to our financial condition, factors that affect our industry, market and customer acceptance, competition, government regulations and requirements and pricing, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-K Annual Report.

COMPANY OVERVIEW

         Effective November 22, 2004, we became a "business development company" by filing a Form N-54 with the Securities and Exchange Commission and electing to be governed by sections 54 through 65 of the Investment Company Act of 1940, as amended. We will continue to be subject to the periodic reporting requirements of the Exchange Act and the proxy solicitation requirements of
Section 14 of the Exchange Act. Our management personnel will continue to report trading in our stock.

         Effective December 6, 2004, we entered into a stock purchase agreement with Medspa Solutions, Inc., a Nevada corporation ("Medspa Solutions"), to purchase all of the issued and outstanding capital stock of Medspa. Medspa is in the business of skincare services. The total consideration paid by us for the shares of Medspa consisted of 5 shares (post reverse-splits) of our common stock, no par value per share. The 5 shares (post reverse-splits) of our common stock were automatically converted into 1,000,000 shares of our Series B preferred stock, no par value per share, upon the filing of the certificate of designation for the Series B preferred stock with the Secretary of State of Florida on January 12, 2005. As a result of the acquisition, Medspa Solutions became our wholly-owned subsidiary.

         MedSpa Solutions is in the business of providing high-quality skin care and non-surgical cosmetic procedures in a spa-like environment. MedSpa Solutions offers procedures such as botox, laser hair removal, IPL-skin rejuvenation, microdermabrasion, chemical peels, collagen, and leg vein treatment. More information is available at www.medspasolutions.com/index. With the completion of the MedSpa Solutions acquisition, we plan to enter the rapidly growing market of aesthetic skin care treatments.

         During the year ended December 31, 2005, the Company purchased 90% of the outstanding common stock of GaeaCare Syndicate Partners, Inc. ("GaeCare")for $3,000 cash. GaeaCare is a proactive environmental products and services corporation that intends to become a leading environmental cleanup, emergency response, and environmental remediation company by the use of new computer systems technology, sensor technology, communications technology, systems concepts and microbial environmental cleanup treatment. At December 31, 2005, the Company determined that the fair value of its investment in GaeaCare was $0. The amount of $3,000 was charged to operations during the year ended December 31, 2005.

         As of December 31, 2005, the Company has purchased 2% of the issued and outstanding capital stock of Nu Image Medspa, Inc., a Nevada corporation ("Nu Image"). The Company has purchased 2,576,000 shares of Nu Image for cash payments of $270,300 from the Company's chief executive officer, who continues to own the remaining 98% of Nu Image Medspa. Nu Image is in the business of franchising medical spa facilities, which provide skincare services. At December 31, 2005, the Company determined that the fairvalue of Nu Image was $0, and charged the amounts of $270,300 to operations during the year ended December 31, 2005.

CURRENT BUSINESS PLAN

         Our current purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to us by persons or firms who or which desire to seek the perceived advantages of a corporation which is registered under the Exchange Act. We do not restrict our search to any specific business, industry or geographical location and we may participate in a business venture of virtually any kind or nature.

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

REVERSE SPLITS

The Board of Directors approved the following reserve splits of the Company's common stock:

Effective Date          Reverse split ratio
--------------          -------------------
August 17, 2003         1 for 250
August 16, 2004         1 for 250
November 29, 2004       1 for 1,000
March 7, 2005           1 for 1,000
June 23, 2005           1 for 1,500
January 26, 2006        1 for 1,250

         All of these reverse splits of the Company's common stock are reflected in the Company's financial statements at December 31, 2005. The cumulative effect of these reverse splits at December 31, 2005 is the result of the multiplication of each stock split ratio, or 250 x 250 x 1,000 x 1,000 x 1,000 x 1,500 x 1,250. The product of this equation equals the number of shares of common stock at August 16, 2003 that would be worth 1 share of common stock at December 31, 2005. This large dilution factor renders all items based in shares or per share amounts essentially not comparable over different accounting periods. Many of the share amounts in prior periods, when adjusted for the cumulative effects of the reverse splits, are a small fraction of one share. Per share amounts which yield less than one share of common stock when adjusted for the effects of the reverse splits are indicated by the symbol *, or by the phrase "less than one share". Similarly, some items measured in per share amounts, such as earnings per share, are too large to have any significant meaning to the reader of the financial statements.

         All share and per share amounts presented in our financial statements which are part of this Annual Report on Form 10-K have been restated retroactively to reflect these reverse splits. However, all share and per share amounts have not been restated retroactively to reflect the reverse splits in the narrative portion of this Annual Report on Form 10-K. Consequently, the retroactive restatement may cause some apparent inconsistencies between the narrative portion of this Annual Report on Form 10-K and other filings with the Securities and Exchange Commission on one hand, and the financial statements and accompanying notes forming part of this Annual Report on Form 10-K on the other hand.

KEY PERSONNEL

         Our future financial success depends to a large degree upon the efforts of Mark Ellis, our officer and one of our directors. Mr. Ellis has played major roles in developing and executing our business strategy. The loss of Mr. Ellis could have an adverse effect on our business and our chances for profitable operations. While we intend to employ additional management and marketing personnel in order to minimize the critical dependency upon any one person, there can be no assurance that we will be successful in attracting and retaining the persons needed. If we do not succeed in retaining and motivating our current employees and attracting new high quality employees, our business could be adversely affected. We do not maintain key man life insurance on the life of Mr. Ellis.

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

CORPORATE OFFICES

         Our executive office is located at 100 Crescent Court, Suite 700, Dallas, Texas 75201, telephone number (214) 459-8245..

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

CHANGE OF CONTROL

         On February 24, 2003, we entered into a share purchase agreement with Mark Ellis and Jeffrey Black providing for the purchase by Mr. Ellis from Mr. Black of 271,000,000 shares of our common stock, no par value, for a total purchase price of $20,000. As a result of this transaction, Mr. Ellis acquired at 71.99 percent beneficial ownership in us. On February 27, 2003, Mark Ellis was elected as our chief executive officer and sole director. Simultaneous with Mr. Ellis' election as our officer and director, Jeffrey Black and Jonathan Miller resigned as our officers and directors.

         We  are   looking  to  merge  or  acquire  an   interest   in  business
opportunities.

         Effective  November  22,  2004,  we  became  a  "business   development
company," as described more fully in "Company Overview," supra.

EMPLOYEES

         We have 3 full-time employees and no part-time employees as of December 31, 2005. As we grow, we will need to attract an unknown number of additional qualified employees. Although we have experienced no work stoppages and believe our relationships with our employees are good, we could be unsuccessful in attracting and retaining the persons needed. None of our employees are currently represented by a labor union. We expect to have a ready source of available labor to support our growth.

ITEM 1A.      RISK FACTORS.

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

BUSINESS CONCENTRATION.

         While we consider our relationships with our customers to be satisfactory, given the concentration of our sales to a few key customers, our continued relationships may be subject to the policies and practices of the customers. We continue to concentrate our efforts on expanding our customer base in order to reduce our reliance on our current customers. During the year ended December 31, 2005, 100% of our revenue was obtained from one customer.

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

         Because of the limited trading market for our common stock, and because of the possible price volatility, you may not be able to sell your shares of common stock when you desire to do so. During 2004 and 2005, our common stock was sold and purchased at prices that ranged from a high of $1.80to a low of $0.0009 per share. These prices have not been adjusted for the cumulative effects of the six reverse splits which the Company has undergone from August 2003 through January 2006. The inability to sell your shares in a rapidly declining market may substantially increase your risk of loss because of such illiquidity because the price for our common stock may suffer greater declines due to its price volatility.

         The price of our common stock that will prevail in the market after this offering may be higher or lower than the price you pay. Certain factors, some of which are beyond our control, that may cause our share price to fluctuate significantly include, but are not limited to, the following:

o        Variations in our quarterly operating results;

o        The development of a market in general for our products and services;

o        Changes in market valuations of similar companies;

o        Announcement  by  us  or  our  competitors  of  significant  contracts,
         acquisitions,   strategic  partnerships,   joint  ventures  or  capital
         commitments;

o        Loss  of  a  major   customer  or  failure  to   complete   significant
         transactions;

o        Additions or departures of key personnel; and

o        Fluctuations in stock market price and volume.

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

THE ISSUANCE OF SHARES UPON THE EXERCISE OF OUTSTANDING WARRANTS MAY CAUSE IMMEDIATE AND SUBSTANTIAL DILUTION TO OUR EXISTING STOCKHOLDERS.

         The issuance of shares upon the exercise of warrants may result in substantial dilution to the interests of other stockholders since the selling stockholders may ultimately convert and sell the full amount issuable on conversion. There is no upper limit on the number of shares that may be issued which will have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock, including investors in this offering.

IF WE FAIL TO REMAIN CURRENT ON OUR REPORTING REQUIREMENTS, WE COULD BE REMOVED FROM THE OTC BULLETIN BOARD WHICH WOULD LIMIT THE ABILITY OF BROKER-DEALERS TO SELL OUR SECURITIES AND THE ABILITY OF STOCKHOLDERS TO SELL THEIR SECURITIES IN THE SECONDARY MARKET.

         Companies trading on the OTC Bulletin Board, such as Winsted Holdings, Inc., must be reporting issuers under Section 12 of the Exchange Act, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

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

         The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. Inasmuch as that the current bid and ask price of common stock is less than $5.00 per share, our shares are classified as "penny stock" under the rules of the SEC. For any transaction involving a penny stock, unless exempt, the rules require:

o That a broker or dealer approve a person's account for transactions in penny stocks; and

o The broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

         In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

o Obtain financial information and investment experience objectives of the person; and

o Make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

         The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

o Sets forth the basis on which the broker or dealer made the suitability determination; and

o That the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

ITEM 2. PROPERTIES.

         We lease 1,100 square feet of office space at 100 Crescent Court, Suite 700, Dallas, Texas 75201. Our Crescent Court lease is month to month at a price of $950 per month.

ITEM 3. LEGAL PROCEEDINGS.

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

         Our common stock is quoted on the OTC Bulletin Board under the symbol "WNSH.OB." These quotations reflect inter-dealer prices, without mark-up, mark-down or commission, and may not represent actual transactions.

         CALENDAR YEAR 2004       HIGH                 LOW
                           -----------------------------------------
              First Quarter     $ 0.01             $ 0.01
             Second Quarter       0.10               0.0006
              Third Quarter       0.06               0.0009
             Fourth Quarter       0.45               0.0006

         CALENDAR YEAR 2005       High                 Low
                           -----------------------------------------
              First Quarter     $ 0.10               0.0009
             Second Quarter       1.80               0.0009
              Third Quarter       0.018              0.0009
             Fourth Quarter       0.001              0.0009

         The above closing prices have NOT been adjusted for the effect of the 5 reverse splits which were effected from August 16, 2004 through January 26, 2006. Also, on certain days the price of the Company's common stock was below $0.001, which is the lowest price quoted by the NASD OTC BB. At these dates, the Company has deemed the price of its stock to be $0.0009 per share.

         At December 31, 2005, we had 2,408,957 (post reverse-splits) shares of our common stock outstanding. Our shares of common stock are held by approximately 419 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

         The following table provides information about purchases by us and our affiliated purchasers during the quarter ended December 31, 2005 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

                         PURCHASES OF EQUITY SECURITIES

                                                     (a)              (b)              (c)               (d)
                                                 -------------    -------------    -------------    --------------
                                                                                                       Maximum
                                                                                                     number (or
                                                                                      Total          approximate
                                                                                    number of          dollar
                                                                                    shares (or        value) of
                                                                                      units)         shares (or
                                                                                    purchased        units) that
                                                    Total           Average         as part of       may yet be
                                                  number of          price           publicly         purchased
                                                  shares (or        paid per        announced         under the
                                                    units)         share (or         plans or         plans or
                   Period                         purchased          unit)           programs         programs
                   ------                        -------------    -------------    -------------    --------------
October 2004............................                  -0-              -0-              -0-               -0-
November 2004...........................                  -0-              -0-              -0-               -0-
December 2004...........................                  -0-              -0-              -0-               -0-
                                                 -------------    -------------    -------------    --------------
Total...................................                  -0-              -0-              -0-               -0-
                                                 =============    =============    =============    =============

ITEM 6.       SELECTED FINANCIAL DATA.

Years ended December 31                        2005            2004            2003
                                          ---------------------------------------------
      Total revenue                       $    300,000    $     23,691    $         --

      Net loss                              (3,538,300)    (62,591,443)     (3,308,609)

      Cash used in operating activities       (622,345)     (1,287,693)     (1,006,282)

      Total assets                             139,757         269,236         691,614

      Total liabilities                        665,430         346,958         299,505

      Stockholders' equity (deficit)          (525,673)        (77,722)        392,109

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD-LOOKING  INFORMATION

         During the calendar year 2004, we were a telecommunications provider specializing in website design, web hosting and VOIP catering to small to medium size businesses. With prospects within the industry diminishing, management had elected for us to become a Business Development Company (a "BDC") in late 2004. Effective November 22, 2004, we became a "business development company" or "BDC" by filing a Form N-54 with the Securities and Exchange Commission and electing to be governed by Sections 54 through 65 of the Investment Company Act of 1940. We will continue to be subject to the periodic reporting requirements of the Exchange Act and the proxy solicitation requirements of Section 14 of the Exchange Act. Our management personnel will continue to report trading in our stock. With a name change that was effective in March of 2005, we became Winsted Holdings, Inc.

         Our current plan is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to us by persons or firms who or which desire to seek the perceived advantages of a corporation which is registered under the Exchange Act. We do not restrict our search to any specific business, industry or geographical location and we may participate in a business venture of virtually any kind or nature.

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

         In late 2004, we entered the business of non-surgical aesthetic skin care procedures and services. During the year ended December 31, 2005, we added a second business to our portfolio in this same industry. Over the coming months, we plan to outline our changing portfolio holdings and our plans for the long-term Medspa expansion.

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

RESULTS OF OPERATIONS

TWELVE MONTHS ENDED DECEMBER 31, 2005 COMPARED TO THE TWELVE MONTHS ENDED DECEMBER 31, 2004

REVENUE

         During the twelve months ended December 31, 2005, we had revenue of $300,000, an increase of $276,309 or 1166% compared to revenue of $23,691 for the twelve months ended December 31, 2004. During the year ended December 31, 2005, the Company recorded revenue of $300,000 from a consulting contract with a portfolio company. The Company expects consulting revenue to increase in the coming twelve months as we add to our portfolio of companies.

SALES, GENERAL AND ADMINISTRATIVE EXPENSES

         Sales, general and administrative expenses were $3,363,235 for the twelve months ended December 31, 2005, a decrease of $55,657,261 compared to sales, general, and administrative expenses of $59,020,496 during the twelve months ended December 31, 2004. The decrease is due primarily to the issuance of convertible preferred stock valued at $56,092,000 to the Company's President and CEO during the twelve months ended December 31, 2004. This high valuation was the result of a preferred stock distribution soon after a 1-1000 reverse stock split. We expect to continue to utilize stock compensation in the coming twelve months in order to conserve the Company's cash; however, we anticipate that the level of non-cash compensation will decrease substantially. Other components of sales, general, and administrative expense for the twelve months ended December 31, 2005 compared to the twelve months ended December 31, 2004 include the following: administrative salaries decreased by $75,287 to $43,809, from $119,096 in the previous period; legal and accounting decreased by $10,080 to $127,920, from $138,000 in the previous period; consulting fees decreased by $245,106 to $1,492,327, from $1,737,433 in the previous period; public relations expense decreased by $42,270 to $0, from $42,270 in the previous period; rent expense decreased by $23,662 to $13,653, from $37,315 in the previous period; officer compensation decreased by $55,666,001 to $1,118,334, from $56,784,335 in the previous period; travel, meals, and entertainment expense decreased by $13,573 to $12,964, from $26,537 in the previous period; and write-off of subscriptions receivable increased by $154,530 to $154,530 from $0 in the prior period. Also during the year ended December 31, 2005, the Company charged the amount of $27,440 to operations for the amount of a reserve taken against a loan to an affiliate, compared to $0 for the prior year.

IMPAIRMENT OF GOODWILL

         During the year ended December 31, 2005, the Company charged to operations the amount of $0 as an impairment of goodwill, a decrease of $3,428,001 compared to $3,428,001 of goodwill written-off during the year ended December 31, 2004. During the current year, the Company operated as a business development company, and there is no goodwill created in its investment transactions. Any charges to operations relating to the valuation of portfolio companies will be in the form of impairment of investments, not as impairment of goodwill.

DEPRECIATION AND AMORTIZATION

         During the twelve months ended December 31, 2005, the Company recorded depreciation and amortization expense in the amount of $188,893, an increase of $2,121 compared to depreciation and amortization of $186,772 during the twelve months ended December 31, 2004. The increase is due to an increase in depreciable assets in the current period.

IMPAIRMENT OF INVESTMENTS

         During the year ended December 31, 2005, the Company recorded a charge of $273,300 representing impairment to the value of its portfolio investments, an increase of $273,300 compared to $0 in the prior year. During the current year, the Company operated as a business development company, and charges relating to the valuation of its portfolio investments were charged to Impairment of Investments. During the prior period, any charges to related to the fair value of companies in which Winsted had made investments were made against Goodwill; accordingly, in prior periods any such charges appear as Impairment of Goodwill.

         During the coming twelve months, the Company expects to continue making investments in portfolio companies, and will also continue to value these investments conservatively, which may result in further charges to operations. As the Company is now a business development company, there is no goodwill created in these transactions, and the charges to operations will be in the form of impairment of investments, not as impairment of goodwill.

INVESTMENT EXPENSE

         During the twelve months ended December 31, 2005, the Company recorded $0 investment expense, compared to investment expense in the amount of $6,000 during the prior year.

INTEREST INCOME (EXPENSE)

         During the twelve months ended December 31, 2005, the Company recorded interest expense in the amount of $12,872 compared to interest expense of $12,988 during the twelve months ended December 31, 2004, a decrease of $116 or 1%. The decrease is due to a decrease in the amount of notes payable.

GAIN ON SETTLEMENT

         During the twelve months ended December 31, 2005, the Company recorded $0 gain on settlement of liabilities compared to $39,123 for the prior year.

NET LOSS

         For the reasons stated above, the Company had a net loss of $3,538,300 for the year ended December 31, 2005, compared to a net loss of $62,591,443 for the year ended December 31, 2004, a decrease of $59,380,910 or 95%.

TWELVE MONTHS ENDED DECEMBER 31, 2004 COMPARED TO THE TWELVE MONTHS ENDED DECEMBER 31, 2003

REVENUE

         During the twelve months ended December 31, 2004, we generated minimal revenue via our acquisition of the assets and customer base of The Site Doctors, which we completed on April 30, 2004. We had no revenue during the twelve months ended December 31, 2003.

SALES, GENERAL AND ADMINISTRATIVE EXPENSES

         Sales, general and administrative expenses were $59,020,496 for the twelve months ended December 31, 2004, an increase of $56,177,984 compared to sales, general, and administrative expenses of $2,842,512 during the twelve months ended December 31, 2003. The increase is due primarily to the issuance of convertible preferred stock valued at $56,092,000 to the Company's President and CEO. This high valuation was the result of a preferred stock distribution soon after a 1-1000 reverse stock split. Other components of sales, general, and administrative expense for the twelve months ended December 31, 2004 compared to the twelve months ended December 31, 2003 include the following: Depreciation expense increased by $186,772, from $0 in the previous period; administrative salaries increased by $91,012 to $95,548, from $4,536 in the previous period; legal and accounting increased by $81,853 to $138,000, from $56,147 in the previous period; consulting fees increased by $77,293 to $144,200, from $66,907 in the previous period; public relations increased by $31,871 to $42,270, from $10,399 in the previous period; rent expense increased by $25,370 to $37,315, from $11,945 in the previous period; officer salary increased by $25,368 to $692,355, from $666,967 in the previous period; and entertainment expense increased by $17,700 from $0 in the previous period.

IMPAIRMENT OF GOODWILL

         During the twelve months ended December 31, 2004, the Company charged to operations the amount of $3,428,001 as an impairment to goodwill, which consisted of the intangible portion of the following: $3,400,000 related to Medspa Solutions, Inc.; and $28,001 related to The Site Doctors. This was an increase of $2,953,498 or 622% compared to impairment of goodwill in the amount of $474,053 during the three months ended December 31, 2003, which consisted of 100% of the following This amount consisted of the intangible portion of the following investments: $300,000 related to C2C Exchange, Inc.; and $174,503 related to UBC, Inc.

         During the coming twelve months, the Company expects to continue making investments in portfolio companies, and will also continue to value these investments conservatively, which may result in further charges to operations. As the Company is now a business development company, there is no goodwill created in these transactions, and the charges to operations will be in the form of impairment of investments, not as impairment of goodwill.

DEPRECIATION AND AMORTIZATION

         During the twelve months ended December 31, 2004, the Company recorded depreciation and amortization expense in the amount of $186,772 compared to $0 during the twelve months ended December 31, 2003, an increase of $186,772. The Company acquired its first depreciable assets on December 31, 2003.

INVESTMENT EXPENSE

         During the twelve months ended December 31, 2004, the Company recorded investment expense in the amount of $6,000 representing the cost of a potential investment which was abandoned. The amount of investment expense during the year ended December 31, 2003 was $0.

INTEREST INCOME (EXPENSE)

         During the twelve months ended December 31, 2004, the Company recorded interest expense in the amount of $12,988 compared to interest expense of $21,056 during the twelve months ended December 31, 2003, a decrease of $8,068 or 38%. The decrease is due to a decrease in the amount of notes payable.

GAIN ON SETTLEMENT

         During the twelve months ended December 31, 2004, the Company recorded a gain on settlement of liabilities in the amount of $39,123, compared to a gain on settlement of liabilities of $29,462 for the year ended December 31, 2003. This represents an increase of $9,661 or approximately 33%.

NET LOSS

         For the reasons stated above, the Company had a net loss of $62,591,443 for the year ended December 31, 2004, compared to a net loss of $3,308,609 for the year ended December 31, 2003, an increase of $59,282,834 or 1792%.

LIQUIDITY AND CAPITAL RESOURCES

         Our revenue is currently insufficient to cover our costs and expenses. During the twelve months ended December 31, 2005, we incurred a loss of $3,538,300. At December 31, 2005, we have negative working capital of $620,430, and our accumulated deficit is $70,401,034.

         For the year ended December 31, 2005, we generated a net cash flow deficit from operating activities of $622,345, consisting primarily of year to date losses of $3,538,300, adjusted for non cash expenses of $188,893 for depreciation, $14,500 for bad debt reserve, $27,440 for loan reserve, $167,030 for write-off of subscriptions receivable, $273,300 for impairment of investment in portfolio companies, and $1,922,604 for non-cash compensation.

         Cash used in investing activities totaled $347,740 consisting of $273,300 for the acquisition of portfolio companies and $74,440 for cash advances to portfolio companies.

         Cash provided by financing activities totaled $944,044 consisting of $63,974 proceeds from exercised stock options, and $880,070 from the sale of common stock.

         During 2005, the net amount of $472,334, or approximately 50% of the funds provided by the Company's financing activities, were paid directly to the Company's Chief Executive Officer and Director as compensation. A total of $205,000 was accrued for withholding taxes payable on this amount, and gross cash compensation to the Company's Chief Executive Officer was $677,334.

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

GOING CONCERN

         The Company's independent certified public accountants have stated in their report included in the Company's December 31, 2005 Form 10-K, that the Company has incurred operating losses and that the Company is dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about the Company's ability to continue as a going concern

         The Company has experienced losses from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the years ended December 31, 2005, 2004, and 2003, the Company incurred net losses from continuing operations of $3,538,300, $62,591,443, and $3,308,609, respectively. At December 31, 2005, the Company had a working capital deficit of ($320,430) and a stockholders' deficit of ($225,673). The Company's ability to continue as a going concern is contingent upon its ability to secure financing and attain profitable operations.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         In May 2005, the FASB issued FASB Statement No. 154, ("FAS 154"), "Accounting Changes and Error Corrections." FAS 154 establishes retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. FAS 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. FAS 154 became effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of FAS 154 to have a material impact on our financial position, cash flows or results of operations.

         In December 2004, the FASB issued FASB Statement No. 123(R), ("FAS 123(R)"), "Share-Based Payment," which is a revision of FASB Statement No. 123 ("FAS 123"), "Accounting for Stock-Based Compensation." FAS 123(R) supersedes APB Opinion No. 25, (APB 25), "Accounting for Stock Issued to Employees," and amends FASB Statement No. 95, "Statement of Cash Flows." FAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at the date of grant and to record that cost as compensation expense over the period during which the employee is required to perform service in exchange for the award (generally over the vesting period of the award). Excess tax benefits, as defined by FAS 123(R), will be recognized as an addition to common stock. In April 2005, the SEC adopted a new rule that amends the compliance dates for FAS 123(R). In accordance with the new rule, we are required to implement FAS 123(R) at the beginning of our fiscal year that begins January 1, 2006. The Commission's new rule does not change the accounting required by FAS 123(R); it changes only the dates of compliance.

         In November 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3, "Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards." The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool ("APIC pool") related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee share-based compensation awards that are outstanding upon adoption of SFAS 123(R). An entity may make a one-time election to adopt the transition method described in this guidance and may take up to one year from the later of its initial adoption of SFAS 123(R) or the effective date of this guidance, which was November 11, 2005. We are in the process of determining whether to adopt the alternative transition method provided in FAS 123(R)-3 for calculating the tax effects of share-based compensation pursuant to SFAS 123(R).

         Effective January 1, 2006, we will adopt FAS 123(R) using the modified prospective transition method, which provides for certain changes to the method for valuing share-based compensation. The valuation provisions of FAS 123(R) apply to new awards and to awards that are outstanding at the effective date and subsequently modified or cancelled. Estimated compensation expense for awards outstanding at January 1, 2006 will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FAS 123. In accordance with the modified prospective transition method, our statements of operations for periods prior to January 1, 2006 will not be restated to reflect the impact of FAS 123(R).

         Our calculation of share-based compensation expense in future periods will be calculated using the Black-Scholes option valuation model and will include the portion of share-based payment awards that is ultimately expected to vest during the period and therefore will be adjusted to reflect estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro forma information required under SFAS 123 for the periods prior to 2006, we accounted for forfeitures as they occurred. For share awards granted after January 1, 2006, expenses will be amortized under the straight-line attribution method. For share awards granted prior to 2006, expenses are amortized under the straight-line single option method prescribed by SFAS 123. We expect that our adoption of FAS 123(R) in 2006 will have a material impact on our results of operations and net loss per share.

         On February 16, 2006 the FASB issued SFAS 155, "Accounting for Certain Hybrid Instruments," which amends SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS
140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

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

         As discussed by our accountants in the audited financial statements included in Item 8 of our Annual Report on Form 10-K, our revenue is currently insufficient to cover its costs and expenses. We anticipate raising any necessary capital from outside investors coupled with bank or mezzanine lenders. As of the date of this report, we have not entered into any negotiations with any third parties to provide such capital.

         OUR INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS HAVE STATED IN THEIR REPORT INCLUDED IN OUR DECEMBER 31, 2005 FORM 10-K THAT WE HAVE INCURRED OPERATING LOSSES

IN THE LAST TWO YEARS, AND THAT WE ARE DEPENDENT UPON MANAGEMENT'S ABILITY TO DEVELOP PROFITABLE OPERATIONS. THESE FACTORS AMONG OTHERS MAY RAISE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

OFF-BALANCE SHEET ARRANGEMENT

         None.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The financial statements and related notes are included as part of this report as indexed in the appendix on page F-1 through F-32.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

ITEM 9A. CONTROLS AND PROCEDURES.

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

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
         Our directors and executive officer are:

     NAME                 AGE                            POSITION                         POSITION HELD SINCE
     ----                 ---                            --------                         -------------------
  Mark Ellis               40         President, Director, Chief Executive Officer,              2003
                                              and Chief Financial Officer
-------------------------------------------------------------------------------------------------------------
Brian Brittain             45                            Director                                2004
-------------------------------------------------------------------------------------------------------------
  John Ryan                47                            Director                                2005
-------------------------------------------------------------------------------------------------------------

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

         John Ryan was executive vice president of Simon Marketing, Inc. from May 1990 through September 2001. From January 1989 through March 1990, he was controller of Southern California Title Company. From October 1985 through January 1989, he was treasurer/controller of Monolith Portland Cement Company. From July 1977 through October 1985, he was senior audit manager at Arthur Andersen & Co. Mr. Ryan holds a master of business administration degree from California State University, Northridge and a bachelor of science in business administration from California State University, Northridge.

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

         We will provide to any person without charge, upon request, a copy of our code of ethics. Any such request should be directed to our corporate secretary at 100 Crescent Court, Suite 700, Dallas, Texas 75201, telephone number (214) 459-8245.

ITEM 11.      EXECUTIVE COMPENSATION.

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table provides certain summary information concerning the compensation earned by the named executive officers (determined as of the end of the last fiscal year) for services rendered in all capacities to Winsted Holdings, Inc. and our subsidiaries:

-------------------------- ------- ----------------------------------- ------------------------------------ ---------------
                                                                                                              ALL OTHER
   NAME AND PRINCIPAL                                                                                        COMPENSATION
        POSITION            YEAR          ANNUAL COMPENSATION                LONG TERM COMPENSATION              ($)
-------------------------- ------- -------- --------- ---------------- -------------------------- --------- ---------------
                                   SALARY   BONUS      OTHER ANNUAL
                                                       COMPENSATION             AWARDS            PAYOUTS
                                     ($)      ($)           ($)
-------------------------- ------- -------- --------- ---------------- -------------------------- --------- ---------------
                                                                       RESTRICTED   SECURITIES
                                                                       STOCK        UNDERLYING    LTIP
                                                                       AWARD(S)    OPTIONS/SARS   PAYOUTS
                                                                          ($)           (#)         ($)
-------------------------- ------- -------- --------- ---------------- ----------- -------------- --------- ---------------
       Mark Ellis           2003   350,000     0             0          740,000*         0           0            0
                            2004   692,335     0             0         56,092,000*       0           0            0
                            2005   677,334     0          441,000          0             0           0            0
-------------------------- ------- -------- --------- ---------------- ----------- -------------- --------- ---------------

         * During the year ended December 31, 2003 the Company issued 2,600,000 shares of common stock with a fair market value of $740,000 to Mark Ellis as a bonus and in lieu of cash compensation. During the year ended December 31, 2004 the Company issued shares to Mark Ellis as follows: 7,000,000 shares of preferred stock convertible into 140,000,000 shares of common stock with a fair value of $0.0066 per share or $924,000, granted on March 30, 2004; 16,000,000 shares of preferred stock convertible into 320,000,000 shares of common stock with a fair value of $0.0024 per share, or $768,000, granted on May 21, 2004; and 16,000,000 shares of preferred stock convertible into 320,000,000 shares of common stock with a fair value of $0.17 per share or $54,400,000, granted on December 2, 2004. During the year ended December 31, 2005, the Company paid to Mark Ellis the amount of $499,775 in cash. The Company also issued to Mr. Ellis 49,000,000 shares of Series B Convertible Preferred stock, convertible into 490,000,000 shares of common stock with a fair market value of $441,000.

         The above information has NOT been adjusted for the effects of the six reverse stock splits which have occurred during the period August 2003 through January 2006. The cumulative effect of these reverse stock splits is the result of the reverse split rations multiplied in cumulative fashion, or 250 x 250 x 1,000 x 1,000 x 1,500 x 1,250. . The product of this equation equals the number of shares of common stock at August 16, 2003 which would have been reduced to one share of common stock at January 26, 2006.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLAN INFORMATION

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

         The following table provides information as of the end of the most recently completed fiscal year with respect to compensation plans (including individual compensation arrangements) under which equity securities of the registrant are authorized for issuance, aggregated as follows:

o        All compensation plans previously approved by security holders; and

o        All compensation plans not previously approved by security holders.

                                                                                              NUMBER OF SECURITIES
                                                                                            REMAINING AVAILABLE FOR
                                NUMBER OF SECURITIES TO BE    WEIGHTED-AVERAGE EXERCISE      FUTURE ISSUANCE UNDER
                                  ISSUED UPON EXERCISE OF       PRICE OF OUTSTANDING       EQUITY COMPENSATION PLANS
                                   OUTSTANDING OPTIONS,         OPTIONS, WARRANTS AND        (EXCLUDING SECURITIES
                                   WARRANTS AND RIGHTS                RIGHTS               REFLECTED IN COLUMN (A))
      PLAN CATEGORY                         (a)                          (b)                          (c)
---------------------------------------------------------------------------------------------------------------------
Equity compensation plans              1,212,000,000                                                  -0-
approved by security holders
Equity compensation plans not               -0-                          N/A                          N/A
approved by security holders
Total                                  1,212,000,000                   $0.002                         -0-

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of December 31, 2005, information concerning ownership of our securities by:

o Each person who owns beneficially more than five percent of the outstanding shares of our common stock;

o Each person who owns beneficially outstanding shares of our preferred stock;

o        Each director;

o        Each named executive officer; and

o        All directors and officers as a group.

                                                                              Preferred Stock        Preferred Stock
                                                    Common Stock                 Series A                Series B
                                               Beneficially Owned (2)       Beneficially Owned      Beneficially Owned
                                            ------------------------------ ---------------------- -----------------------
Name and Address of Beneficial Owner (1)            Number       Percent      Number     Percent     Number     Percent
                                                    ------       -------      ------     -------     ------     -------
Mark Ellis (3)                                  1,500,000,000(8)   99.8%   50,000,000    100.0%     50,000,000   100.0%(11)
-------------------------------------------------------------------------------------------------------------------------
Brian Brittain (4)                                         --        0.0%          --       0.0%            --     0.0%
-------------------------------------------------------------------------------------------------------------------------
John Ryan (5)                                              --        0.0%          --       0.0%            --     0.0%
-------------------------------------------------------------------------------------------------------------------------
All officers and directors as a group (3
persons)                                        1,500,000,000      99.8%   50,000,000    100.0%     50,000,000   100.0%
-------------------------------------------------------------------------------------------------------------------------
Universal Broadband Exchange, Inc. (6)            120,000,000(9)   98.0%    6,000,000     12.0%             --     0.0%
-------------------------------------------------------------------------------------------------------------------------
C2C Exchange, Inc. (7)                            100,000,000(10)  97.6%    5,000,000     10.0%             --     0.0%
-------------------------------------------------------------------------------------------------------------------------

----------

*    Less than one percent.

(1) Unless otherwise indicated, the address for each of these shareholders is c/o Winsted Holdings, Inc., 100 Crescent Court, Suite 700, Dallas, Texas 75201. Also, unless otherwise indicated, each person named in the table above has the sole voting and investment power with respect to the shares of our common and preferred stock which he beneficially owns.

(2) Beneficial ownership is determined in accordance with the rules of the SEC. The total number of outstanding shares of the common stock on the date of this Report is 2,408,957, the total number of outstanding shares of the Series A preferred stock on the date of this Report is 50,000,000 and the total number of outstanding shares of the Series B preferred stock on the date of this Report is 50,000,000.

(3) Mr. Ellis is our chief executive officer, chief financials officer, president and director.

(4)  Mr. Brittain is our director.

(5)  Mr. Ryan is our director.

(6) Universal Broadband Communications, Inc. is a California corporation, whose address is 100 Crescent Court, Suite 700, Dallas, Texas 75201. Universal Broadband Communications, Inc. is controlled by Mark Ellis, our chief executive officer, president and director.

(7) C2C Exchange, Inc. is a California Corporation, whose address is 100 Crescent Court, Suite 700, Dallas, Texas 75201. Universal Broadband
     Communications, Inc. is controlled by Mark Ellis, our chief executive officer, president and director.

(8) Includes 780,000,000 shares from the conversion of 39,000,000 shares of Preferred Stock Series A held by Mr. Ellis; also includes 120,000,000 shares from the conversion of 6,000,000 shares of Preferred Stock Series A held by UBC, Inc. and beneficially owned by Mr. Ellis; also includes 100,000,000 shares from the conversion of 5,000,000 shares of Preferred Stock Series A held by C2C, Inc., and beneficially owned by Mr. Ellis; also includes 10,000,000 shares from the conversion of 1,000,000 shares of Series B Preferred stock held by Medspa Solutions, Inc., and beneficially owned by Mr. Ellis; also includes 490,000,000 shares from the conversion of 49,000,000 shares of Series B Preferred stock held by Mr. Ellis.

(9) Includes 120,000,000 shares from the conversion of 6,000,000 shares of Preferred Stock Series A.

(10) Includes 100,000,000 shares from the conversion of 5,000,000 shares of Preferred Stock Series A.

(11) Includes 39,000,000 shares held by Mr. Ellis. Also includes 6,000,000 shares held by Universal Broadband Communications, Inc. and beneficially owned by Mr. Ellis; Also includes 5,000,000 shares held by C2C Exchange, Inc. and beneficially owned by Mr. Ellis.

         There are no arrangements, known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of Winsted Holdings, Inc.

         There are no arrangements or understandings among members of both the former and the new control groups and their associates with respect to election of directors or other matters.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

         The aggregate fees billed by Russell Bedford Stefanou Mirchandani LLP for professional services rendered for the audit of our annual financial statements for fiscal year 2005 were $88,974.

         The aggregate fees billed by Russell Bedford Stefanou Mirchandani LLP for professional services rendered for the audit of our annual financial statements for fiscal year 2004 were $20,000.

         The aggregate fees billed by Russell Bedford Stefanou Mirchandani LLP for professional services rendered for the audit of our annual financial statements for fiscal year 2003 were $25,000.

AUDIT-RELATED FEES

         The aggregate fees billed by Russell Bedford Stefanou Mirchandani LLP for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements for fiscal year 2005 were $0.

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

ITEM 15. EXHIBITS.

EXHIBIT NO.                          IDENTIFICATION OF EXHIBIT
-----------       --------------------------------------------------------------
3.1**             Articles of  Incorporation  (Exhibit  2(a) to  Company's  Form
                  10-SB, Commission File No. 0-32333)

3.2** Articles of Amendment to Articles of Incorporation (Exhibit 2(b) to Company's Form 10-SB, Commission File No. 0-32333)

3.3** Articles of Amendment to Articles of Incorporation (Exhibit 3(i)(b) to Company's Form 10-K for fiscal year ended December 31, 2001, Commission File No. 0-32333)

3.4**             Articles of Amendment to the Articles of Incorporation

3.5**             Articles of Amendment to the Articles of Incorporation.

10.1**            Agreement to Purchase Assets of The Site Doctors.

10.2**            Agreement to Purchase Assets of C2C Exchange.

10.3**            Agreement   to   Purchase   Assets  of   Universal   Broadband
                  Communications, Inc.

10.4**            Stock Purchase  Agreement between  Indiginet,  Inc. and Medspa
                  Solutions, Inc.

10.5* Form 1-E as filed with the Securities and Exchange Commission on February 8, 2005.

14**              Code of Ethics

21*               Subsidiaries.

EXHIBIT NO.                          IDENTIFICATION OF EXHIBIT
-----------       --------------------------------------------------------------
31.1*             Certification  of  Mark  Ellis,  Chief  Executive  Officer  of
                  Winsted Holdings, Inc., pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.302 of the Sarbanes-Oxley Act of 2002.

31.2* Certification of Mark Ellis, Chief Financial Officer of Winsted Holdings, Inc., pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.302 of the Sarbanes-Oxley Act of 2002.

32.1* Certification of Mark Ellis, Chief Executive Officer of Winsted Holdings, Inc., pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002.

32.2* Certification of Mark Ellis, Chief Financial Officer of Winsted Holdings, Inc., pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002.

----------
** Previously Filed
* Filed Herewith

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             Winsted Holdings, Inc.

Date: April 28, 2006.
                              By /s/ Mark Ellis
                                 -----------------------------------------------
                                     Mark Ellis,
                                     President, Chief Executive Officer and
                                     Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature                             Title                                 Date
    ---------                             -----                                 ----
  /s/ Mark Ellis      President, Director, Chief Executive Officer         April 28, 2006
------------------             and Chief Financial Officer
    Mark Ellis


/s/ Brian Brittain
------------------                      Director                           April 28, 2006
    Brian Brittain



/s/ John Ryan
------------------                      Director                           April 28, 2006
   John Ryan

                             WINSTED HOLDINGS, INC.
                           (FORMERLY INDIGINET, INC.)

                          INDEX TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
Report of Independent Registered Certified Public Accounting Firm    F-2

Consolidated Balance Sheets at December 31, 2005 and 2004            F-3

Consolidated Statements of Losses for the Years ended December
31, 2005, 2004, and 2003                                             F-4

Consolidated  Statement of Deficiency In Stockholders'  Equity
for the three years ended December 31, 2005                          F-5 - F-7

Consolidated  Statements  of Cash  Flows for the  Years  ended
December 31, 2005, 2004, and 2003                                    F-8 - F-10

Notes to Consolidated Financial Statements                           F-11 - F-31

                    RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
                          CERTIFIED PUBLIC ACCOUNTANTS

        REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Winsted Holdings, Inc.

Newport Beach, CA

We have audited the accompanying consolidated balance sheets of Winsted Holdings, Inc. (formerly Indiginet, Inc.) (the "Company") as of December 31, 2005 and 2004 and the related consolidated statements of losses, deficiency in stockholders' equity, and cash flows for each of the three years ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2005 and 2004 and the results of its operations and its cash flows for each of the three years ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

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

New York, New York
March 21, 2006

                             Winsted Holdings, Inc.
                           Consolidated Balance Sheet

                                                                                                          Prior to
                                                                                                         Becoming a
                                                                                                          Business
                                                                                                        Development
                                                                                                          Company
                                                                                        December 31,    December 31,
                                                                                           2005             2004
                                                                                         --------         --------
                                                ASSETS

CURRENT ASSETS

   Cash and cash equivalents                                                             $     --         $ 20,812
   Trade accounts receivable, net of allowance for doubtful accounts
        of $0 and $2,665 at December 31, 2005 and 2004, respectively                           --            2,607
   Receivable from portfolio companies, net of reserve of $27,440  and
        $0 at December 31, 2005 and 2004, respectively (Note 4)                            45,000               --
   Other current assets                                                                        --            9,167
                                                                                         --------         --------

Total current assets                                                                       45,000           32,586

Investments and advances to affiliates (Note 5):
   Controlled companies, net of valuation allowance of $3,403,300
        at December 31, 2005 (Note 5)                                                          --               --
   Other affiliates, net of valuation allowance of $270,300 (Note 5)                       47,000               --
Property and equipment, net of accumulated depreciation of $373,025 and
     $185,892 at December 31, 2005 and 2004, respectively (Note 6)                         47,757          236,650
                                                                                         --------         --------

Total assets                                                                             $139,757         $269,236
                                                                                         ========         ========

                               LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES

   Cash overdraft                                                                        $  5,229         $     --
   Accounts payable and accrued expenses  (Note 7)                                        499,270          186,027
   Notes payable (Note 8)                                                                 160,931          160,931
                                                                                         --------         --------

      Total current liabilities                                                           665,430          346,958

Commitments and contingencies (Note 12)                                                         --              --

Stockholders' (deficit)
   Preferred stock, no par value, 500,000,000 shares authorized,
     100,000,000 shares  issued or outstanding (Note 9)                                         --              --
   Preferred stock, Series A, convertible, no par value, 50,000,000 shares authorized, 50,000,000  and 49,000,000 shares issued and outstanding
      at December 31, 2005 and 2004, respectively (Note 9)                              56,494,000      56,972,000
   Preferred stock, Series B, convertible, no par value, 50,000,000 shares authorized, 50,000,000 and 0 shares issued and outstanding at
      December 31, 2005 and 2004, respectively (Note 9)                                  3,841,000              --
   Common stock, no par value, 5,000,000,000 and 2,000,000,000 shares authorized at December 31, 2005 and 2004, respectively; 2,408,957
      and * shares outstanding at December 31, 2005 and 2004, respectively (Note 9)      9,686,261       7,031,518
   Common stock subscribed                                                                      --       3,400,000
   Common stock subscriptions receivable                                                   (12,500)             --
   Stock Option Receivable                                                                      --        (125,756)
   Deferred compensation                                                                  (116,900)       (476,250)
   Treasury stock, * shares, at cost                                                       (16,500)        (16,500)
   Accumulated (deficit)                                                               (70,401,034)    (66,862,734)
                                                                                      ------------    ------------
      Total stockholder's (deficit)                                                       (525,673)        (77,722)
                                                                                      ------------    ------------
Total liabilities and stockholders' (deficit)                                         $    139,757         269,236
                                                                                      ============    ============

* indicates less than one share of common stock, post reverse-split

The accompanying notes are an integral part of these financial statements

              Winsted Holdings, Inc.                                         Prior to Becoming a
         Consolidated Statement of Losses                               Business Development Company
                                                                       -------------------------------
                                                        For the Twelve For the Twelve   For the Twelve
                                                         Months Ended   Months Ended     Months Ended
                                                         December 31,    December 31,     December 31,
                                                             2005            2004            2003
                                                        ------------    ------------    ------------
REVENUES

   Sales                                                $         --    $     23,691    $         --
   Management fees - from 100% owned companies               300,000              --              --
                                                        ------------    ------------    ------------
Total revenue                                                300,000          23,691              --
COSTS AND EXPENSES
   General and administrative expenses                     3,363,235      59,020,496       2,842,512
   Impairment of goodwill                                         --       3,428,001         474,503
   Depreciation and amortization                             188,893         186,772              --
   Impairment of investments                                 273,300              --              --
   Investment expense                                             --           6,000              --
                                                        ------------    ------------    ------------
Loss from operations                                      (3,525,428)    (62,617,578)     (3,317,015)
                                                        ------------    ------------    ------------
Other income (expense):
   Interest income (expense)                                 (12,872)        (12,988)        (21,056)
   Gain on settlement of liabilities                              --          39,123          29,462
                                                        ------------    ------------    ------------
  Income (loss) before income taxes                       (3,538,300)    (62,591,443)     (3,308,609)

  Income tax benefit                                              --              --              --
                                                        ------------    ------------    ------------
Net loss                                                $ (3,538,300)   $(62,591,443)   $ (3,308,609)
                                                        ============    ============    ============
Loss per share information -
   Weighted average shares outstanding - basic               414,408         (A)             (A)
                                                        ============    ============    ============

Weighted average shares outstanding - fully diluted     967,318,517          (A)             (A)
                                                        ------------    ------------    ------------
Net loss per common share
   Net loss                                             $     (8.54)         (A)             (A)
                                                        ============    ============    ============


* indicates less than one share of common stock, post reverse-split

The accompanying notes are an integral part of these financial statements.

The Board of Directors approved the following reverse-splits of the Company's common stock:

Effective Date          Reverse split ratio
--------------          -------------------
August 17, 2003         1 for 250
August 16, 2004         1 for 250
November 29, 2004       1 for 1,000
March 7, 2005           1 for 1,000
June 23, 2005           1 for 1,500
January 26, 2006        1 for 1,250

         All of these reverse splits of the Company's common stock are reflected in the Company's financial statements at December 31, 2005. The cumulative effect of these reverse splits at December 31, 2005 is the result of the multiplication of each stock split ratio, or 250 x 250 x 1,000 x 1,000 x 1,000 x
1,500 x 1,250. The product of this equation equals the number of shares of common stock at August 16, 2003 that would be worth 1 share of common stock at December 31, 2005. This large dilution factor renders all items based in shares or per share amounts essentially not comparable over different accounting periods. Many of the share amounts in prior periods, when adjusted for the cumulative effects of the reverse splits, are a small fraction of one share. Per share amounts which yield less than one share of common stock when adjusted for the effects of the reverse splits are indicated by the symbol *, or by the phrase "less than one share". Similarly, some items measured in per share amounts, such as earnings per share, are too large to have any significant meaning to the reader of the financial statements.



                              Winsted Holdings Inc.
          Consolidated Statement of Deficiency in Stockholders' Equity


                                                                    Preferred Stock Series A      Preferred Stock Series B
                                                                     Shares          Amount          Shares      Amount
                                                               -----------------------------------------------------------
Balance at December 31, 2002                                           --    $         --    $         --          --

Elimination of par value

Shares issued pursuant to  asset purchase
  agreement with C2C                                                   --              --              --          --

Shares issued pursuant to  asset purchase agreement with
  Universal Broadband Communications, Inc.                             --              --              --          --

Shares issued in exchange for note payable -
  related party                                                        --              --              --          --

Shares issued in exchange for note payable -
  related party                                                        --              --              --          --

Shares issued to consultants for services                              --              --              --          --

Shares issued under stock option plan                                  --              --              --

Shares issued for officer compensation                                 --              --              --          --

Amortization of deferred compensation                                  --              --              --          --

Net (loss)                                                             --              --              --          --

                                                             ------------    ------------    ------------   ---------
Balance at December 31, 2003                                           --     $        --              --   $      --
                                                             ============    ============    ============   =========

Shares issued to consultants for services                              --              --              --          --

Shares issued under option plan                                        --              --              --          --

Shares issued under option plans - options
  receivable                                                           --              --              --          --

Shares issued for investment                                           --              --              --          --

Issuance of preferred stock for acquisitions                   11,000,000         880,000              --          --

Issuance of preferred stock to CEO (March 2004)                 7,000,000         924,000              --          --

Issuance of preferred stock to CEO (May 2004)                  16,000,000         768,000              --          --

Issuance of preferred stock to CEO
  (December 2004)                                              16,000,000      54,400,000              --          --

Convert preferred shares to common                             (1,000,000)             --              --           *

Common stock issuable for Medspa  acquisition                          --              --              --

Amortization of deferred compensation                                  --              --              --          --

Rounding                                                               --              --              --          --

Net (loss)                                                             --              --              --          --
                                                             ------------    ------------    ------------   ---------
Balance at December 31, 2004                                   49,000,000    $ 56,972,000              --          --
                                                             ============    ============    ============   =========

Shares issued to consultants as compensation                           --              --              --          --

Shares issued under option plan                                        --              --              --          --

Shares issued under option plans - options
  receivable                                                           --              --              --          --

Shares issued under subscription agreements                            --              --              --          --

Shares issued for investment                                           --              --              --          --

Issuance of preferred stock for acquisitions                           --              --       1,000,000   3,400,000

Issuance of Series A  preferred stock to CEO                    5,000,000          50,000              --          --

Issuance of Series B preferred stock to CEO                                                    49,000,000     441,000

Conversion of  preferred stock to common stock                 (4,000,000)       (528,000)             43

Amortization of deferred compensation                                  --              --              --          --

Write-off stock options receivable                                     --              --              --          --

Write-off subscriptions receivable                                     --              --              --          --

Rounding                                                               --              --              --          --

Net (loss) for 12 months ended 12/31/2005                              --              --              --          --
                                                             ------------    ------------    ------------   ---------
                                                               50,000,000    $ 56,494,000      50,000,000  $3,841,000
                                                             ============    ============    ============   =========

                                                                                                                         Stock
                                                                   Common Stock        Additional        Stock        Subscription
                                                                 Shares     Amount   Paid-in Capital   Subscribed      Receivable
                                                            ---------   ------------   ------------   ------------    ------------
Balance at December 31, 2002                                        *   $    367,026   $    112,000   $         --    $         --

Elimination of par value                                                     112,000       (112,000)            --              --

Shares issued pursuant to  asset purchase
  agreement with C2C                                                              --             --             --         400,000

Shares issued pursuant to  asset purchase agreement with
  Universal Broadband Communications, Inc.                                        --             --             --         480,000

Shares issued in exchange for note payable -
  related party                                                     *        105,000             --             --              --

Shares issued in exchange for note payable -
  related party                                                     *         15,000             --             --              --

Shares issued to consultants for services                           *      1,584,760             --             --              --

Shares issued under stock option plan                               *      1,510,801             --             --              --

Shares issued for officer compensation                              *        740,000             --             --              --

Amortization of deferred compensation                              --             --             --             --              --

Net (loss)                                                         --             --             --             --              --
                                                            ---------   ------------   ------------   ------------    ------------
Balance at December 31, 2003                                        *   $  4,434,587   $         --   $         --    $    880,000
                                                            =========   ============   ============   ============    ============

Shares issued to consultants for services                           *      1,164,089             --             --              --

Shares issued under option plan                                     *      1,278,883             --             --              --

Shares issued under option plans - options
  receivable                                                        *        147,959             --             --              --

Shares issued for investment                                        *          6,000             --             --              --

Issuance of preferred stock for acquisitions                       --             --             --             --        (880,000)

Issuance of preferred stock to CEO (March 2004)                    --             --             --             --              --

Issuance of preferred stock to CEO (May 2004)                      --             --             --             --              --

Issuance of preferred stock to CEO  (December 2004)                --             --             --             --              --

Convert preferred shares to common                                 --             --             --             --              --

Common stock issuable for Medspa acquisition                       --             --             --      3,400,000              --

Amortization of deferred compensation                              --             --             --             --              --

Rounding                                                           --             --             --             --              --

Net (loss)                                                         --             --             --             --              --
                                                            ---------   ------------   ------------   ------------    ------------
Balance at December 31, 2004                                        *   $  7,031,518   $         --   $  3,400,000    $         --
                                                            =========   ============   ============   ============    ============

Shares issued to consultants as compensation                  340,100        980,400             --             --              --

Shares issued under option plan                                     3         75,264             --             --              --

Shares issued under option plans - options
  receivable                                                        5          8,979             --             --              --

Shares issued under subscription agreements                 2,068,360        987,100             --             --        (156,530)

Shares issued for investment                                       21         75,000             --             --              --

Issuance of preferred stock for acquisitions                       --             --             --     (3,400,000)             --

Issuance of Series A  preferred stock to CEO                       --             --             --             --              --

Issuance of Series B preferred stock to CEO                        --             --             --             --              --

Conversion of  preferred stock to common stock                     43        528,000             --             --              --

Amortization of deferred compensation                              --             --             --             --              --

Write-off stock options receivable                                 --             --             --             --              --

Write-off subscriptions receivable                                 --             --             --             --         144,030

Rounding                                                          425             --             --             --              --

Net (loss) for 12 months ended 12/31/2005                          --             --             --             --              --
                                                            ---------   ------------   ------------   ------------    ------------
                                                            2,408,957      9,686,261             --             --         (12,500)
                                                            =========   ============   ============   ============    ============

                                                                           Stock
                                                         Deferred         Options         Treasury    Accumulated
                                                       Compensation      Receivable        Stock        (Deficit)         Total
                                                     -----------------------------------------------------------------------------
Balance at December 31, 2002                          $         --    $         --    $    (16,500)   $   (962,682)   $   (500,156)

Elimination of par value                                        --              --              --              --              --

Shares issued pursuant to  asset purchase
  agreement with C2C                                            --              --              --              --         400,000

Shares issued pursuant to  asset purchase
  agreement with Universal Broadband
  Communications, Inc.                                          --              --              --              --         480,000

Shares issued in exchange for note payable -
  related party                                                 --              --              --              --         105,000

Shares issued in exchange for note payable -
  related party                                                 --              --              --              --          15,000

Shares issued to consultants for services               (1,584,760)             --              --              --              --

Shares issued under stock option plan                           --              --              --              --       1,510,801

Shares issued for officer compensation                    (740,000)             --              --              --              --

Amortization of deferred compensation                    1,690,073              --              --              --       1,690,073

Net (loss)                                                      --              --              --      (3,308,609)     (3,308,609)
                                                      ------------    ------------    ------------    ------------    ------------
Balance at December 31, 2003                          $   (634,687)             --    $    (16,500)   $ (4,271,291)   $    392,109
                                                      ============    ============    ============    ============    ============

Shares issued to consultants for services                 (360,000)             --              --              --         804,089


Shares issued under option plan                                 --              --              --              --       1,278,883

Shares issued under option plans - options
  receivable                                                    --        (125,756)             --              --          22,203

Shares issued for investment                                    --              --              --              --           6,000

Issuance of preferred stock for acquisitions                    --              --              --              --              --

Issuance of preferred stock to CEO (March 2004)                 --              --              --              --         924,000

Issuance of preferred stock to CEO (May 2004)                  --               --              --              --         768,000

Issuance of preferred stock to CEO
  (December 2004)                                               --              --              --              --      54,400,000

Convert preferred shares to common                              --              --              --              --              --

Common stock issuable for Medspa  acquisition                   --              --              --              --       3,400,000

Amortization of deferred compensation                      518,437              --              --              --         518,437

Rounding                                                        --              --              --              --              --

Net (loss)                                                      --              --              --     (62,591,443)    (62,591,443)
                                                      ------------    ------------    ------------    ------------    ------------
Balance at December 31, 2004                          $   (476,250)   $   (125,756)   $    (16,500)    (66,862,734)        (77,722)
                                                      ============    ============    ============    ============    ============

 Shares issued to consultants as compensation             (837,329)             --              --              --         143,071

 Shares issued under option plan                                --              --              --              --          75,264

 Shares issued under option plans - options
receivable                                                      --          (7,632)             --              --           1,347

 Shares issued under subscription agreements                    --              --              --              --         830,570

 Shares issued for investment                                   --              --              --              --          75,000

 Issuance of preferred stock for acquisitions                   --              --              --              --              --

 Issuance of Series A  preferred stock to CEO                   --              --              --              --          50,000

 Issuance of Series B preferred stock to CEO                    --              --              --              --         441,000

 Conversion of  preferred stock to common stock                 --              --              --              --              --

 Amortization of deferred compensation                   1,196,679              --              --              --       1,196,679

 Write-off stock options receivable                             --         133,388              --              --         133,388

 Write-off subscriptions receivable                             --              --              --              --         144,030

    Rounding                                                    --              --              --              --              --

   Net (loss) for 12 months ended 12/31/2005                                                            (3,538,300)     (3,538,300)
                                                      ------------    ------------    ------------    ------------    ------------
                                                          (116,900)             --         (16,500)    (70,401,034)       (525,673)
                                                      ============    ============    ============    ============    ============

*        indicates less than one share as adjusted for all reverse splits.

         The accompanying notes are an integral part of these financial statements.

                             Winsted Holdings, Inc.
                      Consolidated Statements of Cash Flows

                                                                               For the Year       For the Year     For the Year
                                                                                  Ended              Ended            Ended
                                                                               December 31,       December 31,     December 31,
                                                                                   2005               2004             2003
                                                                              --------------     --------------   --------------
OPERATING ACTIVITIES
Net (loss)                                                                    $   (3,538,300)    $  (62,591,443)  $   (3,308,609)
Adjustments to reconcile net (loss) to net cash
   (used in) operating activities:
Reserve for bad debts                                                                 14,500
Gain on settlement of notes payable and accrued expenses                                  --                 --          (26,676)
Gain on settlement accounts payable and accrued expenses                                  --            (39,123)          (2,786)
Write-off stock subscriptions receivable                                             167,030                 --               --
Impairment of goodwill                                                                    --          3,428,001          474,503
Impairment of investment in portfolio companies                                      273,300                 --               --
Impairment of cash advance to portfolio company                                       27,440                 --               --
Increase in reserve for bad debt                                                          --              2,665               --
Depreciation                                                                         188,893            186,772               --
Non-cash compensation                                                              1,922,604         57,685,233        1,911,680
Stock issued to prospective acquisition                                                   --              6,000               --
Changes in:
   Accounts receivable                                                                 2,607              2,727               --
   Accounts receivable - portfolio companies                                         (59,500)                --               --
   Other assets                                                                        9,167                 70               --
   Prepaid expenses                                                                       --                 --           (9,237)
   Accounts payable                                                                  369,914             22,852             (343)
   Accounts payable  and accrued liabilities - related parties                            --              8,553          (44,814)
                                                                              --------------     --------------   --------------
   Net cash (used in) operating activities                                          (622,345)        (1,287,693)      (1,006,282)
                                                                              --------------     --------------   --------------

INVESTING ACTIVITIES
   Cash investment in portfolio companies                                           (270,300)                --               --
   Loan to portfolio companies                                                       (74,440)
   Acquisition of Site Drs                                                                --            (40,000)              --
   Acquisition of property and equipment                                                  --            (13,925)              --
                                                                              --------------     --------------   --------------
   Net cash (used in) investing activities                                          (344,740)           (53,925)              --
                                                                              --------------     --------------   --------------

FINANCING ACTIVITIES
   Proceeds from exercise of stock options                                            63,974          1,087,050        1,283,162
   Sale of stock for cash                                                            880,070                 --               --
   Proceeds from notes payable                                                            --             (1,500)              --
                                                                              --------------     --------------   --------------
      Net cash provided by financing activities                                      944,044          1,085,550        1,283,162
                                                                              --------------     --------------   --------------

         Net increase (decrease) in cash                                             (26,041)          (256,068)         276,880

                                                                               For the Year       For the Year     For the Year
                                                                                  Ended              Ended            Ended
                                                                               December 31,       December 31,     December 31,
                                                                                   2005               2004             2003
                                                                              --------------     --------------   --------------
   CASH AT BEGINNING OF YEAR                                                  $       20,812            276,880               --
                                                                              --------------     --------------   --------------
   CASH AT END OF YEAR                                                        $       (5,229)    $       20,812   $      276,880
                                                                              ==============     ==============   ==============

   SUPPLEMENTAL CASH FLOWS INFORMATION:
   Cash for paid for:
                                                                              --------------     --------------   --------------
Income taxes                                                                  $           --     $           --   $           --
                                                                              ==============     ==============   ==============

Interest                                                                      $           --     $           --   $           --
                                                                              ==============     ==============   ==============

SUPPLEMENTAL DISCLOSURE OF
  NON-CASH INVESTING AND FINANCING ACTIVITIES

   Conversion of note payable -related party into common stock                $           --     $           --   $      105,000
                                                                              ==============     ==============   ==============

   Conversion of accounts payable and accrued expenses - related
   parties into notes payable - related parties                               $           --     $           --   $       15,000
                                                                              ==============     ==============   ==============

   Shares of common stock issued to consultants for services                  $       60,400     $    1,164,100   $    1,911,680
                                                                              ==============     ==============   ==============

   Shares issued to prospective acquisition company                           $           --     $        6,000   $           --
                                                                              ==============     ==============   ==============

   Subscription due of Series A Convertible Preferred Stock for equipment     $           --     $           --   $      880,000
                                                                              ==============     ==============   ==============

   Issuance of Series A Preferred Stock in satisfaction of subscription due   $           --     $      880,000   $           --
                                                                              ==============     ==============   ==============

   Issuance of Series A Preferred Stock as officer compensation               $           --     $   56,092,000   $           --
                                                                              ==============     ==============   ==============

   Conversion of 4,000,000 shares of preferred stock to 80,000,000
   shares of common stock by officer                                          $      528,000     $           --   $           --
                                                                              ==============     ==============   ==============

   Issuance of 5,000,000 shares of preferred stock as officer compensation    $       50,000     $           --   $           --
                                                                              ==============     ==============   ==============

   Issuance of 49,000,000 shares of preferred stock as officer compensation   $      441,000     $           --   $           --
                                                                              ==============     ==============   ==============

   Issuance of common stock for subscriptions receivable                      $       12,500     $           --   $           --
                                                                              ==============     ==============   ==============

   Issuance of common stock for options receivable                            $        7,632     $           --   $           --
                                                                              ==============     ==============   ==============

   Non-cash compensation related to issuance of options receivable            $        1,347     $           --   $           --
                                                                              ==============     ==============   ==============

   Issuance of common stock in satisfaction of accrued liability              $       56,671     $           --   $           --
                                                                              ==============     ==============   ==============

                                                                               For the Year       For the Year     For the Year
                                                                                  Ended              Ended            Ended
                                                                               December 31,       December 31,     December 31,
                                                                                   2005               2004             2003
                                                                              --------------     --------------   --------------
   Issuance of common stock as deferred compensation                          $      837,329     $          -     $           -
                                                                              ==============     ==============   ==============

   Issuance of common stock for cashless conversion of options                $       11,291     $          -     $           -
                                                                              ==============     ==============   ==============

   Conversion of 20,000,000 shares common stock subscribed to
   1,000,000 shares Series B preferred stock subscribed                       $    3,400,000     $          -     $           -
                                                                              ==============     ==============   ==============

   Impairment of investment in portfolio companies                            $      273,300     $          -     $           -
                                                                              ==============     ==============   ==============

   Amortization of deferred compensation                                      $    1,196,679     $          -     $           -
                                                                              ==============     ==============   ==============

   Write-off of stock options receivable                                      $      133,388     $          -     $           -
                                                                              ==============     ==============   ==============

   Write-off of subscriptions receivable                                      $      167,030     $          -     $           -
                                                                              ==============     ==============   ==============

   Accrual of withholding taxes on officer salary                             $      205,000     $          -     $           -
                                                                              ==============     ==============   ==============


       The accompanying notes are an integral part of these financial statements.

                                                                       Total
                                Ownership    Estimated    Cash       Carrying
                                 Interest      Value     Advance       Value
                                ---------------------------------------------
Medspa Solutions, Inc.                100%        -     $    --    $    --
Gaeacare                               90%        -                     --
Nu Image Medspa                         2%        -      47,000     47,000
                                                  -      ------     ------
Total value at December 31, 2005                  -     $47,000    $47,000
                                                  =      ======     ======

   The accompanying notes are an integral part of these financial statements.

                             WINSTED HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2005, 2004,  AND 2003

1. GOING CONCERN BASIS OF ACCOUNTING

As shown in the accompanying financial statements, the Company has incurred significant losses. The Company has experienced losses from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the years ended December 31, 2005, 2004, and 2003, the Company incurred net losses of $3,210,533 $62,591,443 and $3,308,609 respectively. At December 31, 2005 and 2004, the Company had negative working capital of $320,430 and $314,372, respectively. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company's ability to continue as a going concern is contingent upon its ability to secure financing and attain profitable operations. The Company has experienced a change of control effective February 24, 2003. In addition, the Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates. During 2005, the Company financed its operations with $880,070 of proceeds from the stock and with $63,974 from the exercise of options to acquire its common stock.

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

2. COMPANY BACKGROUND AND BASIS OF PRESENTATION

Winsted Holdings, Inc., formerly Indiginet, Inc. (the "Company"), was incorporated under the laws of the State of Florida on September 24, 1997. The Company was seeking to merge or acquire an interest in business opportunities. Effective March 7, 2005, the Company changed its name to "Winsted Holdings, Inc."

The financial statements include the accounts of the Company. The investments in Medspa Solutions and Nu Image Medspa are not consolidated into the financial statements of Winsted, but are shown as investments at their fair market value. Intercompany transactions are not eliminated. At December 31 2005, the fair market value of the Company's investments is $0.

Under business development company accounting, all equity investments are carried at fair value with any adjustments recorded in the statement of operations.

In accordance with Article 6 of Regulation S-X under the Securities Act of 1933 and Securities Exchange Act of 1934, the Company does not consolidate portfolio company investments, including those in which it has a controlling interest.

ACQUISITIONS

The following acquisitions were consummated before the Company became a Business Development Company and accordingly these acquisitions are consolidated into the financial statements of the Company:

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
                                             ==========

As a result of the Company's lack of resources, the Company is unable to market its telecommunications products and services acquired in connection with the C2C and UBC acquisitions. Management performed an evaluation of the recoverability of the C2C and UBC assets and concluded from the results of this evaluation that a significant impairment charge was required because the estimated market value of the assets was less than the carrying value of the assets. Considerable management judgment is necessary to estimate fair value and actual results could vary significantly from managements' estimates Accordingly, the Company recognized an asset impairment loss of $474,503 or $0.00 per share during the year ended December 31, 2003.

The Site Doctors
----------------

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

3. SIGNIFICANT ACCOUNTING POLICIES

Cash And Cash Equivalents
-------------------------

The Company considers cash on hand, deposits in banks, and short-term investments purchased with an original maturity date of three months or less to be cash and cash equivalents. The carrying amounts reflected in the balance sheets for cash and cash equivalents approximate the fair values due to short maturities of these instruments.

Property And Equipment
----------------------

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using straight-line methods over the estimated useful lives of the assets, principally three to five years, or the term of the lease, if shorter, for leasehold improvements. On December 30, 2003, the Company completed the acquisition of certain items of property and equipment in transactions with two companies controlled by Winsted Holdings President and Chief Executive Officer (the "Asset Acquisitions"). Pursuant to the Asset Acquisitions, Winsted acquired property and equipment valued at approximately $405,497 in exchange for a total of 11,000,000 shares of the company's Series-A Convertible Preferred Stock. These assets were valued at their historical net book value at the time of the acquisition, which approximates their fair value. During the twelve months ended December 31, 2004, the Company acquired an additional $14,406 of fixed assets for cash. The Company made no asset acquisition during the twelve months ended December 31, 2005. During the years ended December 31, 2005 and 2004, the Company recorded depreciation and amortization expense in the amount of $188,893 and $186,772, respectively.

Revenue Recognition And Deferred Revenue
----------------------------------------

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

For the year ended December 31, 2005, the company recognized revenue of $300,000 from consulting services provided to a portfolio company. For the year ended December 31, 2004, the Company generated revenue of $23,691 from web hosting fees and website development fees. For the year ended December 31, 2003, the Company had no revenue.

Consulting services: The Company recognizes revenue from consulting services in a pro-rata basis over the term of the contract. During the three months ended December 31, 2005, the Company's consulting contract with a portfolio company called for revenue of $50,000 per month, or $150,000. The Company did not provide any such services to this portfolio company during this three month period, and did not charge the portfolio company for any such services and did not recognize this revenue of $150,000.

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

Valuation of Investments
------------------------

Investments for which there is no ready market are initially valued at cost and, thereafter, at fair value based upon the financial condition and operating results of the issuer and other pertinent factors as determined in good faith by the Board of Directors. The financial condition and operating results have been derived utilizing both audited and unaudited data. In the absence of a ready market for an investment, numerous assumptions are inherent in the valuation process. Some or all of these assumptions may not materialize. Unanticipated events and circumstances may occur subsequent to the date of the valuation and values may change due to future events. Therefore, the actual amounts eventually realized from each investment may vary from the valuations shown and the differences may be material. The Company reports the unrealized gain or loss resulting from such valuation in the Statements of Losses.

Gains (losses) on Portfolio Of Investments
------------------------------------------

Amounts reported as realized gains (losses) are measured by the difference between the proceeds of sale or exchange and the cost basis of the investment without regard to unrealized gains (losses) reported in the prior periods. Gains (losses) are considered realized when sales or dissolution of investments are consummated.

Advertising
-----------

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred no material advertising costs in 2005, 2004 or 2003.

Income Taxes
------------

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

Segment Information
-------------------

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

Impairment of Long-Lived Assets
-------------------------------

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

Stock-based compensation
------------------------

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees", and related interpretations, in accounting for its stock option plans. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No.123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123 which are included in Note 10. The Company has also adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2003 and for the subsequent period.

In accordance with EITF 96-18 the measurement date to determine fair value was the date at which a commitment for performance by the counter party to earn the equity instrument was reached. The Company valued the shares issued for consulting services at the rate which represents the fair value of the services received which did not differ materially from the value of the stock issued. Basic And Diluted Loss Per Share

Basic and Diluted Loss per Share
--------------------------------

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

Use of Estimates
----------------

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

Concentrations of Credit Risks
------------------------------

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

Reclassification
----------------

Certain prior period figures have been reclassified to conform to the current year's presentation.

Fair Value of Financial Instruments
-----------------------------------

Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of the fair value of certain financial instruments. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments.

Comprehensive Income
--------------------

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

Reverse Stock Splits
--------------------

The Company has undergone a total of six reverse stock splits from August 2003 to January 2006. These reverse-splits are listed in the table below:

Effective Date          Reverse split ratio
--------------          -------------------
August 17, 2003         1 for 250
August 16, 2004         1 for 250
November 29, 2004       1 for 1,000
March 7, 2005           1 for 1,000
June 23, 2005           1 for 1,500
January 26, 2006        1 for 1,250

All of the above reverse splits of the Company's common stock are reflected in the Company's financial statements at December 31, 2005. The cumulative effect of these reverse splits at December 31, 2005 is computed by multiplying the reverse split factor of each reverse split, or 250 x 250 x 1,000 x 1,000 x 1,000 x 1,500 x 1,250. The product of this equation equals the number of shares of common stock at August 16, 2003 that would be worth 1 share of common stock at December 31, 2005. This large dilution factor renders all items based in shares or per share amounts essentially not comparable over different accounting periods. Many of the share amounts in prior periods, when adjusted for the cumulative effects of the reverse splits, are a small fraction of one share. Similarly, some items measured in per share amounts, such as earnings per share, are too large to have any significant meaning to the reader of the financial statements.

New Accounting Pronouncements
-----------------------------

In May 2005, the FASB issued FASB Statement No. 154, ("FAS 154"), "Accounting Changes and Error Corrections." FAS 154 establishes retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. FAS 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. FAS 154 becomes effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of FAS 154 to have a material impact on our financial position, cash flows or results of operations.

In December 2004, the FASB issued FASB Statement No. 123(R), ("FAS 123(R)"), "Share-Based Payment," which is a revision of FASB Statement No. 123 ("FAS 123"), "Accounting for Stock-Based Compensation." FAS 123(R) supersedes APB Opinion No. 25, (APB 25), "Accounting for Stock Issued to Employees," and amends FASB Statement No. 95, "Statement of Cash Flows." FAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at the date of grant and to record that cost as compensation expense over the period during which the employee is required to perform service in exchange for the award (generally over the vesting period of the award). Excess tax benefits, as defined by FAS 123(R), will be recognized as an addition to common stock. In April 2005, the SEC adopted a new rule that amends the compliance dates for FAS 123(R). In accordance with the new rule, we are required to implement FAS 123(R) at the beginning of our fiscal year that begins January 1, 2006. The Commission's new rule does not change the accounting required by FAS 123(R); it changes only the dates of compliance.

In November 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3, "Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards." The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool ("APIC pool") related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee share-based compensation awards that are outstanding upon adoption of SFAS 123(R). An entity may make a one-time election to adopt the transition method described in this guidance and may take up to one year from the later of its initial adoption of SFAS 123(R) or the effective date of this guidance, which was November 11, 2005. We are in the process of determining whether to adopt the alternative transition method provided in FAS 123(R)-3 for calculating the tax effects of share-based compensation pursuant to SFAS 123(R).

Effective January 1, 2006, we will adopt FAS 123(R) using the modified prospective transition method, which provides for certain changes to the method for valuing share-based compensation. The valuation provisions of FAS 123(R) apply to new awards and to awards that are outstanding at the effective date and subsequently modified or cancelled. Estimated compensation expense for awards outstanding at

January 1, 2006 will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FAS 123. In accordance with the modified prospective transition method, our statements of operations for periods prior to January 1, 2006 will not be restated to reflect the impact of FAS 123(R).

Our calculation of share-based compensation expense in future periods will be calculated using the Black-Scholes option valuation model and will include the portion of share-based payment awards that is ultimately expected to vest during the period and therefore will be adjusted to reflect estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro forma information required under SFAS 123 for the periods prior to 2006, we accounted for forfeitures as they occurred. For share awards granted after January 1, 2006, expenses will be amortized under the straight-line attribution method. For share awards granted prior to 2006, expenses are amortized under the straight-line single option method prescribed by SFAS 123. We expect that our adoption of FAS 123(R) in 2006 will have a material impact on our results of operations and net loss per share.

On February 16, 2006 the FASB issued SFAS 155, "Accounting for Certain Hybrid Instruments," which amends SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows

4. RECEIVABLE FROM PORTFOLIO COMPANY

On April 5, 2005, the Company entered into a consulting agreement with Medspa Solutions, a company which Winsted controls. Under the terms of this consulting agreement, Winsted receives a consulting fee of $50,000 per month payable in cash. Winsted recognizes consulting revenue as services are rendered in the contractual amount of $50,000 per month. Winsted recognized the amount of $300,000 as revenue from this agreement during the period April through September 2005. The Company has received cash payments of a total of $240,500, and has reserved the amount of $27,440 as uncollectible. Winsted has not recognized any revenue from this agreement for the period October through December, 2005. At December 31, 2005, Winsted has a receivable from Medspa Solutions in the amount of $45,000.

5. INVESTMENTS AND ADVANCES TO AFFILIATES

Business Development Company status
-----------------------------------

Effective November 22, 2004, the Registrant became a "business development company" by filing Form N-54 with the Securities and Exchange Commission and electing to be governed by sections 54 through 65 of the Investment Company Act of 1940. The Registrant will continue to be subject to the periodic reporting requirements of the Exchange Act and the proxy solicitation requirements of
Section 14 of the 1934 Act. The Registrant's management personnel will continue to report trading in the Registrant's stock. Acquisitions consummated previous to November 22, 2004 are consolidated in the Company's financial statements for the years ended December 31, 2005 and 2004. Acquisitions completed after November 22, 2004 are presented as investments on the Company's balance sheet, net of any impairment charges.

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

Value, as defined in Section 2(a)(41) of 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the board of directors. Since there is typically no readily available market value for the Company's privately held investments, the Company values substantially all of its investments at fair value as determined in good faith by the board of directors pursuant to a valuation policy and a consistent valuation process. At December 31, 2005, the Company had 3 investments with an aggregate historical cost of $3,720,300. A total of $3,673,300 was reserved at December 31, 2005, and the net value on the Company's balance sheet at December 31, 2005 is $47,000. The amount charged to operations during the twelve months ended December 31, 2005 was $3,673,300. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company's investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

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

CONTROLLED COMPANIES:

Medspa Solutions, Inc.
----------------------

Effective December 6, 2004, the Company entered into a stock purchase agreement with Medspa Solutions, Inc., a Nevada corporation ("Medspa"), to purchase all of the issued and outstanding capital stock of Medspa for * restricted shares (post reverse-splits) of the Company's common stock with a fair value of $3,400,000. Medspa is in the business of skincare services, and is controlled by the Company's president and chief executive officer. At December 31, 2004 and 2005, the Company determined that the fair value of Medspa was $0. The amount of $3,400,000 was charged to operations during the year ended December 31, 2004.

GaeaCare Syndicate Partners
---------------------------

During the year ended December 31, 2005, the Company purchased 90% of the outstanding common stock of GaeaCare Syndicate Partners, Inc. ("GaeCare")for $3,000 cash. GaeaCare is a proactive environmental products and services corporation that intends to become a leading environmental cleanup, emergency response, and environmental remediation company by the use of new computer systems technology, sensor technology, communications technology, systems concepts and microbial environmental cleanup treatment. At December 31, 2005, the Company determined that the fair value of its investment in GaeaCare was $0. The amount of $3,000 was charged to operations during the year ended December 31, 2005.

OTHER AFFILIATES:

Nu Image Medspa
---------------

As of December 31, 2005, the Company has purchased 2% of the issued and outstanding capital stock of Nu Image Medspa, Inc., a Nevada corporation ("Nu Image"). The Company has purchased 2,576,000 shares of Nu Image for cash payments of $270,300 from the Company's chief executive officer, who continues to own the remaining 98% of Nu Image Medspa.

Nu Image is in the business of franchising medical spa facilities, which provide skincare services. At December 31, 2005, the Company determined that the fairvalue of Nu Image was $0, and charged the amounts of $270,300 to operations during the year ended December 31, 2005.

The Company has also made certain payments of operational expenses on behalf of Nu Image. These expenses consist primarily of rent expense, aggregate $47,000 at December 31, 2005. This amount is included in the Company's consolidated balance sheet at December 31, 2005 as investments and advances to affiliates - other affiliates.

The Company offers consulting services to Nu Image Medspa, Inc. Contractually, these services are paid for in shares of common stock of Nu Image Medspa. At December 31, 2005, the Company determined that the fair value of Nu Image Medspa stock was $0, therefore the Company has recognized zero revenue from these consulting services.

Bareskin Medspa
---------------

As of December 31, 2005, the Company has made a cash advance in the amount of $27,440 to Bareskin Medspa, an entity in which Winsted has no equity interest. At December 31, 2005, the Chief Executive Office of Bareskin Medspa was also Winsted's Chief Executive Officer. Bareskin Medspa is controlled by the spouse of Winsted's President and Chief Executive Officer. At December 31, 2005, Winsted has fully reserved this cash advance and has charged the amount of $27,440 to operations.

6. PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2005 and 2004 consisted of the following:

                                               2005         2004
                                            ----------   ----------
Furniture and fixtures                       $ 235,960    $ 235,960
Office equipment and telephone equipment        94,543       94,543
Software                                        89,400       89,400
Leasehold improvements                             879        2,639
                                            ----------   ----------
                                               420,782      422,542
Less accumulated depreciation                 (373,025)    (185,892)
                                            ----------   ----------
                                             $  47,757    $ 236,650
                                            ==========   ==========

Depreciation expense for the twelve months ended December 31, 2005 and 2004 was $188,893 and $185,892, respectively. The Company neither recorded depreciation expense nor accumulated depreciation for the year ended December 31, 2003. The equipment was acquired December 30, 2003.

7.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at December 31,

                                               2005        2004
                                            ----------   ----------
Accrued payroll taxes and penalties          $300,000     $     --
Accounts payable and accrued payables         151,521       94,625
Accrued interest                               47,533       34,661
Accrued payroll and related costs                 216       56,741
                                            ----------   ----------
                                             $499,270     $186,027
                                            ==========   ==========

8. NOTES PAYABLE

Notes payable at December 31, 2005 and 2004 are as follows:

                                                              2005       2004
                                                            --------   --------
8% unsecured 1-year note payable due June 16, 2003.
As of December 31, 2005 and 2004, the note payable is
in default.                                                $ 95,000   $ 95,000

8% unsecured 30-day note payable due February 28,
2002. As of December 31, 2005 and 2004, the note
Payable is in default                                        33,930     33,930

8% unsecured 30-day note payable due February 28,
2002. As of December 31, 2005 and 2004, the note
payable is in default                                        18,574     18,574

8% unsecured 5-month note payable due March 31, 2003.
As of December 31, 2004, the note payable is in default       7,057      7,057

8% unsecured 30-day note payable due February 28, 2002.
As of December 31, 2004, the note payable is in default       6,370      6,370
                                                            --------   --------
     Total                                                 $160,931    $160,931

     Less: notes payable-current portion                   (160,931)   (160,931)
                                                            --------   --------

     Note payable - long-term                              $      -    $     -
                                                            ========   ========

On April 30, 2004, the Company paid a note payable, consisting of unpaid principal of $1,500 and accrued and unpaid interest of $300, for cash of $1,800. These notes are unsecured, short-term, and bear interest at rates ranging from 8% to 12%. The entire amounts outstanding are delinquent at December 31, 2005 and 2004. Accrued interest expense under these notes as of December 31, 2005 and 2004 were $47,533 and $44,312, respectively. These amounts are included in accounts payable and accrued expenses.

9. CAPITAL STOCK

Reverse Stock-Splits
--------------------

The Board of Directors approved the following reserve splits of the Company's common stock:

Effective Date          Reverse split ratio

--------------          -------------------
August 17, 2003         1 for 250
August 16, 2004         1 for 250
November 29, 2004       1 for 1,000
March 7, 2005           1 for 1,000
June 23, 2005           1 for 1,500
January 26, 2006        1 for 1,250

All of the above reverse splits of the Company's common stock are reflected in the Company's financial statements at December 31, 2005. The cumulative effect of these reverse splits at December 31, 2005 is computed by multiplying the reverse split factor of each reverse split, or 250 x 250 x 1,000 x 1,000 x 1,000 x 1,500 x 1,250. The product of this equation equals the number of shares of common stock at August 16, 2003 that would be worth 1 share of common stock at December 31, 2005. This large dilution factor renders all items based in shares or per share amounts essentially not comparable over different accounting periods. Many of the share amounts in prior periods, when adjusted for the cumulative effects of the reverse splits, are a small fraction of one share. Similarly, some items measured in per share amounts, such as earnings per share, are too large to have any significant meaning to the reader of the financial statements.

Common Stock
------------

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

Common stock transactions - twelve months ended December 31, 2003:

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

During the year ended December 31, 2003, the Company converted a note payable in the amount of $105,000 to less than one share (post reverse-splits) of common stock.

Also during the year ended December 31, 2003, the Company converted a note payable in the amount of $15,000 to less than one share (post reveres-splits) of common stock.

Common stock transactions - twelve months ended December 31, 2004:

During the year ended December 31, 2004 the Company issued less than one share (post reverse-splits) of common stock with a fair market value of $1,164,100 to consultants in exchange for services to be provided through August 2005. The Company has charged to expense the amount of $860,760 during the twelve months ended December 31, 2004. The balance of $360,000 has been charged to deferred compensation at December 31, 2004, and will be amortized over the terms of the related agreements.

During the year ended December 31, 2004, the Company issued stock options to purchase less than one share shares (post reverse-splits) of common stock with a fair market value of $1,278,883 under the Company's Employee Stock Incentive Plan (see Note 11). These options were all immediately exercised. The Company received proceeds of $1,087,050 and recognized compensation expense of $191,833 related to the exercise of these options for the twelve months ended December 31, 2004.

During the year ended December 31, 2004, the Company had not yet been paid for the exercise of stock options to purchase less than one share (post reverse-splits) of the Company's common stock. The Company has recorded non-cash compensation in the amount of $22,203 and also recorded a receivable of $125,756 representing the amount due under the terms of these options. The total value of the stock sold pursuant to these options was $147,959.

During the twelve months ended December 31, 2004, the Company issued less than one share (post reverse-split) of restricted stock with a fair value of $6,000 to a potential acquisition candidate as a non-refundable negotiation fee. The Company charged the entire amount of this fee to operations during the twelve months ended December 31, 2004.

During the twelve months ended December 31, 2004, the Company's President and Chief Executive Officer converted 1,000,000 shares of Preferred Stock Series A into less than one share (post reverse-splits) of common stock.

Common stock transactions - twelve months ended December 31, 2005:

During the three months ended March 31, 2005 the Company issued 22 shares (post reverse splits) of common stock with a fair market value of $390,300 to consultants in exchange for services to be provided through July 2005. The Company has charged $41,400 of this amount to operations and $333,629 to deferred compensation during the three months ended March 31, 2005.

Also during the three months ended March 31, 2005 the Company issued stock options to purchase 3 shares (post reverse splits) of common stock under the Company's Employee Stock Incentive Plan (see Note E). These options were all immediately exercised. The Company received proceeds of $63,973 and recognized compensation expense of $11,291 related to the exercise of these options for the three months ended March 31, 2005.

Also during the three months ended March 31, 2005, the Company issued stock options to purchase 5 shares (post reverse-splits) of common stock under the Company's Employee Stock Incentive Plan for which the Company has not yet received payment. The Company charged the $7,632 amount due under these options agreements to Stock Options Receivable.

During the three months ended June 30, 2005, the Company wrote-off to non-cash compensation expense stock options receivable in the amount of $133,388 representing the exercise price of options on less than one share (post reverse-split) of the Company's common stock.

Also during the three months ended March 31, 2005, the Company sold 21 shares of common stock (post reverse-split) for aggregate proceeds of $75,000. An additional 13 shares of common stock (post reverse-split) were sold for which payment has not yet been received, for which Company charged the amount of $44,200 to subscriptions receivable during the three months ended March 31, 2005.

Also during the three months ended March 31, 2005, the Company issued 43 shares of its common stock (post reverse-split) for conversion of 4,000,000 shares of convertible stock.

Also during the three months ended March 31, 2005, the Company issued less than one share (post reverse-split) of its common stock due to rounding-up in the reverse-split process.

During the three months ended June 30, 2005 the Company issued 78 shares (post reverse split) of common stock with a fair market value of $106,700 to consultants in exchange for services to be provided through June 30, 2005. The Company has charged $106,700 of this amount to operations during the three months ended June 30, 2005.

Also during the three months ended June 30, 2005, the Company sold 1,887 shares of common stock (post reverse-split) for aggregate proceeds of $111,525. The Company has received cash payment in the amount of $65,500, and has charged the balance of $1,825 to common stock subscriptions receivable during the three months ended June 30, 2005.

Also during the three months ended June 30, 2005, the Company wrote-off common stock subscriptions receivable in the amount of $133,388.

During the three months ended September 30, 2005 the Company issued 48,000 shares of common stock (post reverse-splits) with a fair market value of $107,000 to consultants in exchange for services to be provided through December 12, 2005. The Company has charged $36,333 of this amount to operations during the three months ended September 30, 2005.

Also during the three months ended September 30, 2005, the Company sold 424,860 shares of common stock (post reverse-splits) for aggregate proceeds of $531,675. The Company has received cash payments in the amount of $374,375, and has charged the balance of $157,300 to common stock subscriptions receivable during the three months ended September 30, 2005.

During the three months ended December 31, 2005, the Company sold 1,557,000 shares of its common stock (post reverse-splits) for aggregate proceeds of $289,200.

Also during the three months ended December 31, 205, the Company issued 268,000 shares of common stock (post reverse-splits) with a fair market value of $306,500 to consultants for services to be performed through April 2006. The Company charged the amount of $240,083 to operations and the amount of $66,417 to deferred compensation during the year ended December 31, 2005.

Also during the three months ended December 31, 2005, the Company issued 24,000 shares of its common stock (post reverse-split) valued at $28,500 to a consultant in exchange for services provided through December 31, 2005. The Company charged the amount of $28,500 to operations during the year ended December 31, 2005.

All valuations of the above shares are based on the stock price at the date of issue, which did not differ materially from the value of the services that were rendered by the consultants under the contracts.

S-8  Stock  Registrations
-------------------------

The Company has filed the Forms S-8 during the twelve months ended December 31, 2005, 2004, and 2003, and registered shares as follows (all shares are presented on a post reverse-splits basis):

Date of S-8 Filing        Number of Shares Registered
------------------        ---------------------------
April 17, 2003            Less than one share (post reverse-splits)
May 29, 2003              Less than one share (post reverse-splits)
June 20, 2003             Less than one share (post reverse-splits)
August 11, 2003           Less than one share (post reverse-splits)
April 2, 2004             Less than one share (post reverse-splits)
May 27, 2004              Less than one share (post reverse-splits)
July 12, 2004             Less than one share (post reverse-splits)(de-register)
July 26, 2004             Less than one share (post reverse-splits)
September 3, 2004         Less than one share (post reverse-splits)
October 18, 2004          Less than one share (post reverse-splits)
January 18, 2005          Less than one share (post reverse-splits)

E-1 Stock
---------
In February 2005, Winsted filed a Form E-1 with the Securities and Exchange Commission with regard to the offering of up to 20,000,000,000 E-1 shares of common stock at prices ranging from $0.00025 to $0.05 per share. The maximum amount of this offering is $5,000,000.

Preferred  Stock
----------------

On February 23, 2005, the Company amended the Articles of Incorporation to issue 5,500,000,000 shares, of which 5,000,000,000 shares shall be common shares at no par value per share, and 500,000,000 shares shall be preferred shares at no par value per share.

Series A Preferred Stock
------------------------

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

During the year ended December 31, 2004, the Company issued 50,000,000 shares of Series A Preferred stock with a fair value of $56,092,000 to its President and Chief Executive Officer as compensation. The preferred shares are convertible into shares of common stock at the rate of 1 preferred share for each 20 common shares. The preferred shares were valued at the market price of the underlying common shares. Also during the year ended December 31, 2004, the Company's President and Chief Executive Officer converted 1,000,000 of these Series A Preferred Shares to less than one share (post reverse-splits) of common stock.

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

In December 2004, pursuant to the terms of the MedSpa Solutions acquisitions, the Company issued less than one share of common stock (post reverse-split) which was to be automatically converted into 1,000,000 shares of Series B Convertible Preferred Stock upon the filing of the certificate of designation for the Series B Preferred stock with the Florida Secretary of State. The common stock was not yet issued but was held as common stock subscribed at the time of the filing of the certificate of designation for the Series B Preferred stock. The Common Stock subscribed then immediately converted to Series B Preferred Stock subscribed.

The Company issued 1,000,000 shares of Series B Convertible Preferred Stock in June 2005.

10. STOCK OPTIONS

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

                       (All prices and option amounts are
                       presented post reverse-splits. The
                      symbol * denotes less than one share
                         on a post reverse-split basis)

                                       Number of      Weighted-average
                                        Shares         exercise price
                                     ---------------  ----------------
Outstanding at December 31, 2002              --         $         --

           Granted                            *           483,032,500

           Exercised                          *           483.032.500

           Cancelled                          --                   --
                                     ---------------  ----------------
Outstanding at December 31, 2003              --         $         --

           Granted                            *            72,194,102

           Exercised                          *            72.194,102

           Cancelled                          --                   --
                                     ---------------  ----------------
Outstanding at December 31, 2004

                                              --         $         --

           Granted                            *                65,309

           Exercised                          *                65,309

           Cancelled                          --                   --
                                     ---------------  ----------------
Outstanding at December 31, 2005

                                              --         $         --
                                     ===============  ================

(A) The exercise price is 85% of market value at the time the option is exercised; thus it is not possible to determine the weighted-average exercise price of stock options not yet exercised.

The weighted-average fair value of stock options granted to employees during the years ended December 31, 2005, 2004 and 2003 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

                                                       2005    2004    2003
                                                       ----    ----    ----
Significant assumptions (weighted average)

  Risk-free interest rate at grant date                2.85%  3.75%   2.65%

  Expected stock price volatility                       248%   328%    189%

  Expected dividend payout                                0      0       0

  Expected option life-years based on contractual
    expiration dates                                    .02    .02      .02

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

                                         2005         2004           2003
                                     -----------   -----------    -----------
Net loss, as reported               $(3,538,300)  $(62,591,443)   $(3,308,609)

Add: Compensation recognized

under APB 25                             63,627        191,832        226,400
Less:  Compensation recognized

under SFAS 123                          (78,492)      (318,996)      (287,534)
                                      ----------   -----------    -----------
Pro forma net loss                  $(3,553,165)  $(62,718,607)   $(3,369,743)
                                      ==========   ===========    ===========
Earnings per share:
Basic and diluted loss per share:
     As reported                    $    (8.54)    Note A          Note A
     Pro forma                      $    (8.57)


Note A: Stating the loss per share for the years ended 2004 and 2003 for the cumulative effect of the reverse stock splits which the Company has undergone would render the earnings per share number meaningless as it would be multiplied by a factor of 468,750,000,000,000. There was no change in the pro forms earnings per share amounts under SFAS 123 for the years ended December 31, 2004 or 2003 compared to the earnings per share amounts originally stated.

11. RELATED PARTY TRANSACTIONS

UBC  and  C2C  Acquisitions
---------------------------

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

Medspa  Solutions,  Inc.  Acquisition
--------------------------------------

In December 2004, the Company purchased all of the outstanding common stock of Medspa Solutions, Inc. for less than one share (post reverse-split) of common stock with a fair value of $3,400,000. Prior to the acquisition by Winsted, the common stock of Medspa Solutions, Inc. was held as follows:

Winsted Holdings President and CEO:                        64.8%
Spouse of Winsted Holdings President and CEO:               8.8%
Employee of Winsted Holdings:                               8.8%
Consultant to Winsted Holdings:                             8.8%
Consultant to Winsted Holdings:                             8.8%
                                                          ------
 Total                                                    100.0%

The acquisition of Medspa Solutions, Inc. should not be considered an arms-length transaction as none of the shareholders of Medspa Solutions, Inc. were unaffiliated with the Company prior to the acquisition of Medspa Solutions, Inc. by the Company.

GaeaCare Syndicate Partners, Inc.
---------------------------------

During the year ended December 31, 2005, the Company purchased 90% of the outstanding common stock of GaeaCare Syndicate Partners, Inc. for $3,000 cash from an individual who is a consultant to the Company. The investment in GaeaCare should not be considered an arms-length transaction.

Nu Image Medspa, Inc. Investment
--------------------------------

As of December 31, 2005, the Company has purchased 2% of the issued and outstanding capital stock of Nu Image Medspa, Inc., a Nevada corporation ("Nu Image"). The Company has purchased 2,576,000 shares of Nu Image for cash payments of $270,300 from the Company's chief executive officer, who continues to own the remaining 98% of Nu Image Medspa.

The investment in Nu Image Medspa, Inc. should not be considered arms-length transactions as they were 100% controlled by Winsted's President and CEO at the time of the investment.

Cash advance to Nu Image Medspa, Inc.
-------------------------------------

The Company has also made certain payments of operational expenses on behalf of Nu Image. These expenses consist primarily of rent expense, aggregate $47,000 at December 31, 2005. This amount is included in the Company's consolidated balance sheet at December 31, 2005 as investments and advances to affiliates - other affiliates.

Winsted's  President  and Chief  Executive  Officer is the majority  owner of Nu
Image  Medspa  and  these  advances   should  not  be  considered   arms  length
transactions.

Cash advance to Bareskin Medspa, Inc.
-------------------------------------

The Company has also made certain payments of operational expenses on behalf of Bareskin Medspa, Inc. These expenses consist primarily of rent expense, aggregate $27,440 at December 31, 2005. This amount has been fully reserved, and $27,440 has been charged to operations during the year ended December 31, 2005.

Winsted's President and Chief Executive Officer and his spouse are the majority owners of Bareskin Medspa and these advances should not be considered arms length transactions.

Receivable From Portfolio Company
--------------------------------

On April 5, 2005, the Company entered into a consulting agreement with Medspa Solutions, a company which Winsted controls. Under the terms of this consulting agreement, Winsted receives a consulting fee of $50,000 per month payable in cash. Winsted recognizes consulting revenue as services are rendered in the contractual amount of $50,000 per month. Winsted recognized the amount of $300,000 as revenue from this agreement during the period April through September 2005. The Company has received cash payments of a total of $240,500, and has reserved the amount of $14,500 as uncollectible. Winsted has not recognized any revenue from this agreement for the period October through December, 2005. At December 31, 2005, Winsted has a receivable from Medspa Solutions in the amount of $45,000.

Preferred  Stock  Issued  to  Chief  Executive  Officer
-------------------------------------------------------

During the year ended December 31, 2004, the Company issued 49,000,000 shares of preferred stock with a fair value of $56,092,000 to its President and Chief Executive Officer as compensation. The preferred shares are convertible into shares of common stock at the rate of 1 preferred share for each 20 common shares. The preferred shares were valued at the market price of the underlying common shares.

During the year ended December 31, 2005, the Company issued 5,000,000 shares of preferred stock with a fair value of $50,000 to its President and Chief
Executive Officer as compensation. The preferred shares are convertible into shares of common stock at the rate of 1 preferred share for each 20 common shares. The preferred shares were valued at the market price of the underlying common shares.

Employment  of  Spouse  of  Chief  Executive  Officer
-----------------------------------------------------

The Company employed the spouse of its Chief Executive Officer. During the twelve months ended December 31, 2004, the spouse was paid a salary of $26,000, and also received non-cash compensation in the form of stock options with a fair value of $13,387.

12. COMMITMENTS AND CONTINGENCIES

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

During the years ended December 31, 2005, 2004 and 2003, the Company has paid the Company's Chief Executive Officer in the form of cash and the Company's common stock substantially in excess of his employment agreement. Also, during the year ended December 31, 2004, the Company has paid the Chief Executive Officer in the form of Preferred Stock substantially in excess of his employment agreement.

In addition, the agreement calls for stock awards of up to less than one share (post reverse-split) of either common stock or preferred stock based upon the Company reaching certain milestones.

During the year ended December 31, 2003, the Company settled a note payable to a related party in the amount of $117,006 for less than one share (post reverse-splits) of the Company's restricted common stock with an estimated fair value of $105,000.

During the year ended December 31, 2003 a shareholder of the Company forgave amounts due to him in the amount of $11,675, which the Company recorded as a capital contribution.

Lease  Commitments
-------------------

The Company leases office space on a month to month basis. All previous leases have expired or been assumed by third parties. The Company has no non-cancelable lease commitments at December 31, 2005.

Contingencies
-------------

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

13. INCOME TAXES

Due to the Company's operating losses, there was no provision for U.S. income taxes for the years ended December 31, 2005, 2004, and 2003.

For income tax reporting purposes, the Company's aggregate unused net operating losses approximate $66,000,000, which expires through 2025, subject to limitations of Section 382 of the Internal Revenue Code, as amended. Also, due to change in control carryforward losses may be limited under the provisions of Internal Revenue Code. The deferred tax asset related to the carryforward is approximately $1,500,000.

The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will be realized.

Components of deferred tax assets as of December 31, 2005 are as follows:

Non Current:
Net operating loss carryforward       $ 1,500,000
Valuation allowance                    (1,500,000)
                                      ------------
Net deferred tax asset                $        --
                                      ============

14 - ECONOMIC DEPENDENCY

Management fee income from the Company's one major customer-related party was $300,000 or 100% of total revenue for the year ended December 31, 2005.


15 - SUBSEQUENT EVENTS

Reverse Stock-Splits

The Board of Directors approved the following reserve stock splits:

Reverse Stock-split
-------------------

-  1-for-1250 reverse stock-split effective January 26, 2006.

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

Stock Issuances
---------------

From January 1, 2006 through March 31, 2006, the Company sold 18,441,722 shares of common stock for net cash proceeds of $59,500.