Form 10-Q
period 2006-03-31
Winsted Holdings, Inc.
filed 2006-06-07
CIK 1132686

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

      |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 2006.

      |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _______ to ________

                        COMMISSION FILE NUMBER: 000-32333

                             WINSTED HOLDINGS, INC.
                         (Name of issuer in its charter)

                        FLORIDA                        65-0972865
            (State or other jurisdiction of          (I.R.S. Employer
             incorporation or organization)         Identification No.)

             100 CRESCENT COURT, SUITE 700               75201
                     DALLAS, TEXAS                     (Zip Code)
       (Address of principal executive offices)

                                 (214) 459-8245
                           (Issuer's telephone number)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |_| No |X|

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 8, 2006, the issuer had 131,741,722 shares of its common stock issued and outstanding.

         Transitional Small Business Disclosure Format (check one):
Yes |_| No|X|

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION............................................... 2

Item 1.       Financial Statements........................................... 2

Item 2.       Management's Discussion and Analysis or Plan of Operations.....13

Item 3.       Quantitative and Qualitative Disclosure about Market Risk......15

Item 4.       Controls and Procedures........................................16

PART II - OTHER INFORMATION..................................................16

Item 1.       Legal Proceedings..............................................16

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds....16

Item 3.       Defaults Upon Senior Securities................................17

Item 4.       Submission of Matters to a Vote of Security Holders............17

SIGNATURES ..................................................................18

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                             Winsted Holdings, Inc.
                      Condensed Consolidated Balance Sheets

                                                                          March 31      December 31,
                                                                            2006            2005
                                                                        ------------    ------------
                                                                         (UNAUDITED)
                                ASSETS

CURRENT ASSETS
   Prepaids and other current assets                                    $        909    $         --
   Receivable from portfolio companies, net of reserve
     of $0 and $27,440 at March 31, 2006 and
     December 31, 2005, respectively                                             --           45,000
                                                                        ------------    ------------
Total current assets
                                                                                 909          45,000
Investments and loans to affiliates (Note C)
   Controlled companies, net of valuation allowance
     of $3,403,300 at March 31, 2006 and
     December 31, 2005 (Note C)                                                   --              --
   Other affiliates, net of valuation allowance
     of $297,650 at March 31, 2006 and
     December 31, 2005 (Note C)                                               47,000          47,000
Property and equipment, net of accumulated deprecation
     of $385,725 and $373,025 at March 31, 2006 and
     December 31, 2005, respectively (Note D)                                 34,617          47,757
                                                                        ------------    ------------
Total assets                                                            $     82,526    $    139,757
                                                                        ============    ============

                LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
   Cash disbursed in excess of available balance                        $     10,602    $      5,229
   Accounts payable and accrued expenses  (Note E)                           626,853         499,270
   Notes payable (Note F)                                                    160,931         160,931
                                                                        ------------    ------------
      Total current liabilities                                              798,386         665,430

Commitments and contingencies                                                     --              --

Stockholders' (deficit)
   Preferred stock, no par value, 500,000,000 shares authorized,
     100,000,000 shares  issued and outstanding                                   --              --
   Preferred stock, Series A, convertible, no par value,
     50,000,000 shares authorized, 50,000,000 shares
     issued and outstanding                                               56,494,000      56,494,000
   Preferred stock, Series B, convertible, no par value, 50,000,000
     shares authorized, 50,000,000 shares issued and outstanding           3,841,000       3,841,000
   Common stock, no par value, 5,000,000,000 shares authorized;
     18,441,722 and 2,408,957 shares issued and outstanding at
     March 31, 2006 and December 31, 2005, respectively (Note G)           9,784,711       9,686,261
   Common stock subscribed                                                    72,500              --
   Stock subscriptions receivable                                            (95,000)        (12,500)
   Deferred compensation                                                      (8,160)       (116,900)
   Treasury stock, 1,000 shares, at cost                                     (16,500)        (16,500)
   Accumulated (deficit)                                                 (70,788,411)    (70,401,034)
                                                                        ------------    ------------
      Total stockholder's (deficit)                                         (715,860)       (525,673)
                                                                        ------------    ------------
Total liabilities and stockholders' (deficit)                           $    177,526    $    139,757
                                                                        ============    ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                       2

                             Winsted Holdings, Inc.
                 Condensed Consolidated Statements of Operations

                                                        For the Three        For the Three
                                                         Months Ended        Months Ended
                                                           March 31             March 31
                                                             2006                2005
                                                        ---------------    ---------------
                                                          (UNAUDITED)        (UNAUDITED)

COSTS AND EXPENSES
   General and administrative expenses                  $       344,238    $       589,140
   Depreciation and amortization                                 13,140             47,224
   Impairment of investments                                     27,690                 --
                                                        ---------------    ---------------
                                                                385,068            636,364
                                                        ---------------    ---------------
Loss from operations                                           (385,068)          (636,364)

Other income (expense):
   Interest income (expense)                                     (2,309)            (3,218)
                                                        ---------------    ---------------
Income (loss) before income taxes                              (387,377)          (639,582)

Income tax expense                                                   --                 --
                                                        ---------------    ---------------
Net loss                                                $      (387,377)   $      (639,582)
                                                        ===============    ===============

PER SHARE INFORMATION -

  Weighted average shares outstanding - basic                 5,364,509                 11
                                                        ===============    ===============

  Weighted average shares outstanding - fully diluted     1,505,364,509      1,000,000,011
                                                        ===============    ===============

NET LOSS PER COMMON SHARE - BASIC AND DILUTED           $         (0.07)   $       (58,144)
                                                        ===============    ===============

The accompanying notes are an integral part of these condensed consolidated financial statements.


                             Winsted Holdings, Inc.
                 Condensed Consolidated Statements of Cash Flows

                                                                             For the Three  For the Three
                                                                              Months Ended   Months Ended
                                                                                March 31       March 31
OPERATING ACTIVITIES                                                              2006           2005
                                                                              -----------    -----------
                                                                              (UNAUDITED)    (UNAUDITED)
   Net (loss)                                                                 $  (387,377)   $  (639,582)
      Impairment of investment                                                     27,350             --
      Adjustments to reconcile net (loss) to net cash
        (used in) operating activities:
          Depreciation                                                             13,140         47,224
          Non-cash compensation                                                   126,490        407,728
          Changes in:
             Accounts receivable - trade                                               --          3,315
             Interest receivable                                                     (909)            --
             AR - portfolio company                                                45,000             --
             Accounts payable                                                     127,583         (1,334)
             Accounts payable  and accrued liabilities -
              related parties                                                          --          3,218
                                                                              -----------    -----------
                 Net cash (used in) operating activities                          (48,723)      (179,431)
INVESTING ACTIVITIES
      Investment in portfolio companies                                           (27,350)            --
                                                                              -----------    -----------
                 Net cash (used in) investing activities
                                                                                  (27,350)            --
FINANCING ACTIVITIES
      Cash collected on subscription receivable                                     5,000             --
      Cash overdraft                                                                5,373         19,646
      Proceeds from exercise of stock options                                          --         63,973
      Stock sold for cash                                                          65,700         75,000
                                                                              -----------    -----------
                 Net cash provided by financing activities                         76,073        158,619

                 Net (decrease) in cash                                                --        (20,812)

CASH AT BEGINNING OF YEAR                                                              --         20,812
                                                                              -----------    -----------
CASH AT END OF YEAR                                                           $        --    $        --
                                                                              ===========    ===========

SUPPLEMENTAL CASH FLOWS INFORMATION:
       Cash for paid for:
            Interest                                                                   --             --
            Income taxes                                                               --             --

SUPPLEMENTAL DISCLOSURE OF
  NON-CASH INVESTING AND FINANCING ACTIVITIES
       Shares of common stock issued to consultants for services              $    17,750    $    41,400
                                                                              ===========    ===========
       Conversion of 4,000,000 shares preferred stock to 80,000,000
            shares common stock by officer                                    $        --    $   528,000
                                                                              ===========    ===========
       Issuance of 4,000,000 shares preferred stock as officer compensation   $        --    $    50,000
                                                                              ===========    ===========
       Common stock subscribed for note receivable                            $   100,000    $        --
                                                                              ===========    ===========
       Issuance of common stock for subscriptions receivable                  $    27,500    $    44,200
                                                                              ===========    ===========
       Issuance of common stock for options receivable                        $        --    $     8,979
                                                                              ===========    ===========
       Issuance of common stock in satisfaction of accrued liability          $        --    $    56,671
                                                                              ===========    ===========
       Issuance of common stock as deferred compensation                      $    17,750    $   333,629
                                                                              ===========    ===========
       Amortization of deferred compensation                                  $   108,740    $   303,690
                                                                              ===========    ===========
       Issuance of common stock for cashless conversion of stock options      $        --    $    11,291
                                                                              ===========    ===========
       Conversion of 20,000,000 shares common stock subscribed to
       1,000,000 shares Series B preferred stock subscribed                   $        --    $ 3,400,000
                                                                              ===========    ===========
       Cancellation of common stock for cancelled subscription receivable     $    12,500    $        --
                                                                              ===========    ===========
       Impairment of investment in portfolio companies                        $    27,350    $        --
                                                                              ===========    ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.


                              WINSTED HOLDINGS, INC
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               March 31, 2006
                                   (Unaudited)

NOTE A - SUMMARY OF ACCOUNTING POLICIES

General
-------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America for a complete set of financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from operations for the three-months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. The unaudited condensed consolidated financial statements should be read in conjunction with the December 31, 2005 financial statements and footnotes thereto included in the Company's Securities and Exchange Commission Form 10-K.

Company  Background  and  Basis  of  Presentation
-------------------------------------------------

Winsted  Holdings,   Inc.,  formerly  Indiginet,   Inc.  (the  "Company"),   was
incorporated under the laws of the State of Florida on September 24, 1997. The Company was seeking to merge or acquire an interest in business opportunities.

The condensed consolidated financial statements include the accounts of the Company. The investments in Medspa Solutions, Nu Image Medspa, and Gaeacare are not consolidated into the financial statements of Winsted, but are shown as investments at their fair market value. Intercompany transactions are not eliminated. At March 31, 2006, the fair market value of the Company's investments is $47,000.

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

As of March 31, 2006, the Company has purchased 2.3% of the issued and outstanding capital stock of Nu Image Medspa, Inc., a Nevada corporation ("Nu

Image"). During the three months ended March 31, 2006, the Company purchased 297,650 Shares of stock of Nu Image for cash of $27,350. As of March 31, 2006, the Company has purchased a total of 2,859,500 shares of Nu Image for cash payments of $297,650 from the Company's chief executive officer, who continues to own the remaining 97.9% of Nu Image Medspa.

Nu Image is in the business of franchising medical spa facilities, which provide skincare services. At December 31, 2005, the Company determined that the fair value of Nu Image was $0, and charged the amounts of $270,300 to operations during the year ended December 31, 2005.

The Company has also made certain payments of operational expenses on behalf of Nu Image. These expenses consist primarily of rent expense, aggregate $47,000 at

March 31, 2006. This amount is included in the Company's consolidated balance sheet at March 31, 2006 as investments and advances to affiliates - other affiliates.

The Company offers consulting services to Nu Image Medspa, Inc. Contractually, these services are paid for in shares of common stock of Nu Image Medspa. At March 31, 2006, the Company determined that the fair value of Nu Image Medspa stock was $0, therefore the Company has recognized zero revenue from these consulting services.

Winsted is seeking to merge or acquire an interest in additional business opportunities.

Revenue Recognition
-------------------

For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, REVENUE RECOGNITION ("SAB104"), which superseded Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

FEE INCOME

Fee income includes fees for services rendered by the Company to portfolio companies and other third parties such as diligence, structuring, transaction services, management services, and other advisory services. Management and other advisory services fees are generally recognized as income as the services are rendered.

The Company recorded no fee income from portfolio companies during the three months ended March 31, 2006 or 2005.

Reverse  Stock  Splits
----------------------

The Board of Directors approved the following reserve splits of the Company's common stock:

Effective Date          Reverse split ratio
--------------          -------------------
March 7, 2005           1 for 1,000
June 23, 2005           1 for 1,500
January 26, 2006        1 for 1,250

All stock amounts and per share amounts in these condensed consolidated financial statements and footnotes are presented on a post-split basis.

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

Valuation of Investments:

Value, as defined in Section 2(a)(41) of 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the board of directors. Since there is typically no readily available market value for the Company's privately held investments, the Company values substantially all of its investments at fair value as determined in good faith by the board of directors pursuant to a valuation policy and a consistent valuation process. At March 31, 2006, the Company had 3 investments with an aggregate historical cost of $3,700,650. All of these investments were fully reserved at March 31, 2006, and the net value on the Company's balance sheet at March 31, 2006 is $0. The amount charged to operations during the three months ended March 31, 2006 was $27,690. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company's investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

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

Stock  Based  Compensation
--------------------------

On January 1, 2006 the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) "Share-Based Payment" ("SFAS 123 (R) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to a Employee Stock Purchase Plan based on the estimated fair values. SFAS 123 (R) supersedes the Company's previous accounting under Accounting Principles Board Opinion No.25, "Accounting for Stock Issued to Employees" ("APB 25") for the periods beginning fiscal 2006.

The Company adopted SFAS 123 (R) using the modified prospective transition method, which required the application of the accounting standard as of January 1, 2006. Winsted's Condensed Consolidated Financial Statements as of and for three months March 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company's Consolidated Financial Statements for the prior periods have not been restated to reflect, and do not include the impact of SFAS 123 (R). Stock based compensation expense recognized under SFAS 123 (R) for the three months ended March 31, 2006 was $0. Pro forma stock based compensation was $18,964 for the three months ended March 31, 2005.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.

A summary of option activity under the Plan as of March 31, 2006, and changes during the period then ended are presented below:

                                                                Weighted-
                                                                 Average
                                             Options Price      Exercise
                                               ----------      -----------

 Outstanding at December 31, 2005                      --      $       --
    Issued                                             --              --
    Exercised                                          --              --
    Forfeited or expired                               --              --
                                               ----------      ----------
 Outstanding at March 31, 2006                         --      $       --
                                               ==========      ==========
    Non-vested at March 31, 2006                       --      $       --
                                               ==========      ==========
    Exercisable at March 31, 2006                      --      $       --
                                               ==========      ==========

There are no employee options outstanding as of March 31, 2006.

Aggregate intrinsic value of options outstanding and options exercisable at March 31, 2006 was $0. Aggregate intrinsic value represents the difference between the Company's closing stock price on the last trading day of the fiscal period, which was $0.47 as of March 31, 2006, and the exercise price multiplied by the number of options outstanding. Total intrinsic value of options exercised was $0 and $11,290 for the three months periods ended March 31, 2006 and 2005, respectively. As of March 31, 2006, total unrecognized stock-based compensation expense related to non-vested stock options was $0.

The total fair value of options vested was $0 and $75,263 for the three-month periods ended March 31, 2006 and 2005, respectively.

The modified transition method of SFAS 123 (R) requires the presentation of pro forma information for periods presented prior to the adoption of SFAS 123 (R) regarding net loss and net loss per share as if we had accounted for our stock plans under the fair value method of SFAS 123 (R). For pro forma purposes, the fair value of stock options was estimated using the Black-Scholes option valuation model and amortizing on a straight-line basis. The pro forma amounts are as follows:

                                                         Three Months Ended
                                                           March 31, 2005
                                                           --------------
Net loss - as reported                                       $(639,582)
Add:  Stock-based employee compensation expense
   included in reported loss                                    11,290
Deduct: Total stock-based employee compensation expense
   determined under fair-value based method for all awards     (18,964)
                                                             ---------
Net loss - pro forma                                         $(647,255)
                                                             =========
Basic & diluted loss per share - as reported                 $   (0.03)
Basic & diluted loss per share - pro forma                   $   (0.03)

NOTE B - RECEIVABLE FROM PORTFOLIO COMPANY

On April 5, 2005, the Company entered into a consulting agreement with Medspa Solutions, a company which Winsted controls. Under the terms of this consulting agreement, Winsted receives a consulting fee of $50,000 per month payable in cash. Winsted recognizes consulting revenue as services are rendered in the contractual amount of $50,000 per month. Winsted recognized the amount of $300,000 as revenue from this agreement during the period April through

September 2005. The Company has received cash payments of a total of $240,500, and has reserved the amount of $27,440 as uncollectible. Winsted has not recognized any revenue from this agreement for the three months ended March 31, 2006. During the three months ended March 31, 2006, Winsted was paid the amount of $45,000 for this receivable, and at March 31, 2006 the balance of this receivable is $0.

NOTE C - INVESTMENTS AND ADVANCES TO AFFILIATES

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

CONTROLLED COMPANIES:

Medspa Solutions, Inc.
----------------------

Effective December 6, 2004, the Company entered into a stock purchase agreement with Medspa Solutions, Inc., a Nevada corporation ("Medspa"), to purchase all of the issued and outstanding capital stock of Medspa for * restricted shares (post reverse-splits)of the Company's common stock with a fair value of $3,400,000. Medspa is in the business of skincare services, and is controlled by the Company's president and chief executive officer. At March 31, 2006 and 2005, the Company determined that the fair value of Medspa was $0.

GaeaCare Syndicate Partners
---------------------------

During the year ended December 31, 2005, the Company purchased 90% of the outstanding common stock of GaeaCare Syndicate Partners, Inc. ("GaeCare")for $3,000 cash. GaeaCare is a proactive environmental products and services corporation that intends to become a leading environmental cleanup, emergency response, and environmental remediation company by the use of new computer systems technology, sensor technology, communications technology, systems concepts and microbial environmental cleanup treatment. At March 31, 2006, the Company determined that the fair value of its investment in GaeaCare was $0.

OTHER AFFILIATES:

Nu Image Medspa
---------------

As of March 31, 2006, the Company has purchased 2% of the issued and outstanding capital stock of Nu Image Medspa, Inc., a Nevada corporation ("Nu Image"). The Company has purchased a total of 2,849,500 shares of Nu Image for cash payments of $297,650 from the Company's chief executive officer, who continues to own the remaining 98% of Nu Image Medspa. Of this amount, the Company purchased 273,350 shared during the three months ended March 31, 2006 for cash payments of $27,350. At March 31, 2006, the Company determined that the Fair value of Nu Image was $0, and charged the amounts of $27,350 to operations during the three months ended March 31, 2006.

The Company has also made certain payments of operational expenses on behalf of Nu Image. These expenses consist primarily of rent expense, aggregate $47,000 at

March 31, 2006. This amount is included in the Company's consolidated balance sheet at March 31, 2006 as investments and advances to affiliates - other affiliates.

Bareskin Medspa
---------------

As of March 31, 2006, the Company has made a cash advance in the amount of $27,440 to Bareskin Medspa, an entity in which Winsted has no equity interest.

Bareskin  Medspa is  controlled  by the spouse of Winsted's  President and Chief
Executive Officer. At March 31, 2006, Winsted has fully reserved this cash advance.

NOTE D - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                  March 31, December 31,
                                    2006        2005
                                 ---------   ---------
Furniture and fixtures           $ 235,960   $ 235,960
Office equipment                    94,543      94,543
Software                            89,400      89,400
Leasehold improvements               3,519         879
                                 ---------   ---------
                                   423,422     420,782
Less: accumulated depreciation    (388,804)   (373,025)
                                 ---------   ---------
Property and equipment           $  34,618   $  47,757
                                 =========   =========

For the three months ended March 31, 2006 and 2005, the Company recorded depreciation expense of $13,140 and $47,244, respectively.

NOTE E - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

                                         March 31,  December 31,
                                           2006        2005
                                        ---------   ---------
Accrued payroll taxes and penalties     $ 313,500   $ 300,000
Trade accounts payable                    262,602     151,521
Accrued interest                           50,751     47,533
Accrued payroll and related costs              --         216
                                        ---------   ---------
                                        $ 626,853   $ 499,270
                                        =========   =========

NOTE F - NOTES PAYABLE

At March 31, 2006 and December 31, 2005, the Company has notes payable aggregating $160,931 with accrued interest of $50,750 and $47,533, respectively. These notes are in default and delinquent at March 31, 2006.

NOTE G - CAPITAL STOCK

Reverse Stock Split
-------------------

On March 7, 2005, the Company effected a 1,000-for-1 reverse split of its common stock. The number of shares of common stock outstanding immediately prior to the reverse split was 1,036,311,456; the number of shares of common stock outstanding immediately after the reverse split was 1,036,311. The accompanying condensed consolidated financial statements reflect the effect of this stock split.

On June 23, 2005, the Company effected a 1,500-for-1 reverse split of its common stock. The number of shares of common stock outstanding immediately prior to the reverse split was 1,631,456,888; the number of shares of common stock outstanding immediately after the reverse split was 1,088,064. The accompanying condensed consolidated financial statements reflect the effect of this stock split.

On January 26, 2006, the company 1,250-for-1 reverse split of its common stock. The number of shares of common stock outstanding immediately prior to the reverse split was 3,010,663,242; the number of shares of common stock outstanding immediately after the reverse split was 2,408,957. The accompanying condensed consolidated financial statements reflect the effect of this stock split.

Common Stock
------------

On February 23, 2005, the Company amended the Articles of Incorporation to issue 5,500,000,000 shares, of which 5,000,000,000 shares shall be common shares at no par value per share, and 500,000,000 shares shall be preferred shares at no par value per share.

During the three months ended March 31, 2005 the Company issued 1,400,000 shares (post reverse split) of common stock with a fair market value of $17,750 to consultants in exchange for services to be provided through August 2006. The Company has charged $3,590 of this amount to operations and $8,140 to deferred compensation during the three months ended March 31, 2006.

Also during the three months ended March 31, 2006, the Company sold 14,090,000 shares of common stock (post reverse-split) for aggregate proceeds of $65,700.

Also during the three months ended March 31, 2006, the Company issued 550,000 shares of its common stock (post reverse-split) in exchange for a note receivable  in the  amount  of  $100,000.  The  Company  is  obligated  to issue
1,450,000 additional shares of common stock in exchange for this note receivable. The Company credited common stock issued in the amount of $27,500, and credited common stock subscribed in the amount of $72,500 on the Company's balance sheet at March 31, 2006.

Also during the three months ended March 31, 2006, the Company issued 765 shares (post reverse-split) of its common stock due to rounding in the reverse-split process.

All valuations of the above shares that were issued as consulting fees are based on the stock price at the date of issue, which did not differ materially from the value of the services that were rendered by the consultants under the contracts.

Stock Subscribed and Subscription Receivable
--------------------------------------------

In January 2006, the Company entered in to a transaction whereby the Company agreed to issue an aggregate of 2,000,000 shares of common stock to an investor in exchange for the investor's note in the amount of $100,000. This note bears interest at the rate of 5% per annum, and had an initial term of 60 day. In
March 2006, the term of this note was extended an additional 6 months, to September 23, 2006. Upon issuance of the note, the Company charged the amount of $100,000 to common stock subscribed.

During the three months ended March 31, 2006, the Company issued 550,000 shares to the note holder, or 27.5% of the total 2,000,000 shares subscribed under the note payable agreement. Accordingly, the company credited common stock in the amount of 27.5% of the amount of the original note, or $27,500, and removed this amount from common stock subscribed. At March 31, 2006, there remains a balance of $72,500 in common stock subscribed pursuant to this note, and the Company is obligated to issue an additional 1,450,000 shares.

During the three months ended March 31, 2006, the note holder made principal payments in the amount of $5,000, and the principal balance on this note at March 31, 2006 is $95,000. Also during the three months ended March 31, 2006, the Company accrued interest income on this note in the amount of $909. This amount appears on the Company's balance sheet at December 31, 2006 as prepaids and other assets.

NOTE H - RELATED PARTY TRANSACTIONS

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
                     to $100,000     to $100,000     to $100,000
                     ============    ===========     ===========
Stock Options (post
reverse-split)                 *              *                *
                     ============    ===========     ============

* less than one share, post reverse-split.

On March 13, 2006, the Company entered into an amendment to this employment agreement with its Chief Executive Officer. This amendment extended the original agreement through February 2009 at the following salaries:

From March 1, 2006 to February 28, 2007:  $90,000 per year;
From March 1, 2007 to February 29, 2008:  $100,000 per year;
From March 1, 2008 to February 28, 2009:  $110,000 per year.

From time to time, the Chief Executive Officer contributes funds to the Company for working capital purposes. During the three months ended March 31, 2006, the Chief Executive Officer received cash salary, net of cash paid back to the Company for working capital purposes, of $21,986 and $57,673, respectively. The Chief Executive also received a grant of preferred stock with a value of $3,400,000 during the three months ended March 31, 2005.

Deferred compensation to the Chief Executive Officer in the amount of $41,250 and $61,875 was also amortized to expense during the three months ended March 31, 2006 and 2005. respectively.

Nu Image Medspa
--------------

During the three months ended March 31, 2006, the Company invested an additional $27,350 in Nu Image Medspa, a company controlled by Winsted's Chief Executive Officer.

NOTE I - SUBSEQUENT EVENTS

In April and May 2006, the company issued 4,000,000 shares of common stock to consultants for services. Also in April and May 2006, the company sold 109,300,000 E-1 shares of common stock for an aggregate of $48,000 cash.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2005

REVENUE

         The Company had no revenue during the periods ended March 31, 2006 or 2005.

SALES, GENERAL AND ADMINISTRATIVE EXPENSES

         Sales, general and administrative expenses were $344,238 for the three months ended March 31, 2006, a decrease of $244,902 or 42% compared to sales, general and administrative expense of $589,140 for the three months ended March 31, 2005. Sales, general and administrative expense consisted primarily of the following: Legal and accounting expense of $119,757; consulting expense of $80,205; officer salary of $73,236; and transfer agent fees of $7,500.

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization expense was $13,140 for the three months ended March 31, 2006, a decrease of $34,084 or 72% compared to $47,224 for the three months ended March 31, 2005. The reason for the decrease from the previous period is that certain of the Company's assets are now fully depreciated.

IMPAIRMENT OF INVESTMENTS

         Impairment expense was $27,690 during the three months ended March 31, 2006, compared to $0 during the three months ended March 31, 2005. During the three months ended March 31, 2006, the Company increased its equity investment in Nu Image Medspa by $27,690, and immediately recognized an impairment of this investment. There was no such activity during the three months ended March 31, 2005.

INTEREST INCOME (EXPENSE)

         Interest income (expense) was $(2,309) for the three months ended March 31, 2006, a decrease of $909 or 28% compared to $3,218 for the three months ended March 31, 2005. The reason for the decrease from the previous period is interest income earned on the note receivable executed during the current period.

NET LOSS

         For the reasons above, the Company's net loss for the three months ended March 31, 2006 was $387,377, a decrease of $252,205 or 39% compared to a net loss of $639,582 for the three months ended March 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

         Our independent certified public accountants have stated in their report included in our December 31, 2005 Form 10-K, that we have incurred operating losses and that we are dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about our ability to continue as a going concern

         We have experienced losses from operations as a result of our investment necessary to achieve our operating plan, which is long-range in nature. For the years ended December 31, 2005, 2004, and 2003, we incurred net losses from continuing operations of $3,538,300, $62,591,443, and $3,308,609, respectively. At December 31, 2005, we had a working capital deficit of ($620,430) and a stockholders' deficit of ($70,401,034). Our ability to continue as a going concern is contingent upon our ability to secure financing and attain profitable operations.

         THE CONSOLIDATED FINANCIAL STATEMENTS DO NOT INCLUDE ANY ADJUSTMENTS TO REFLECT THE POSSIBLE FUTURE EFFECTS ON THE RECOVERABILITY AND CLASSIFICATION OF ASSETS OR THE AMOUNTS AND CLASSIFICATION OF LIABILITIES THAT MAY RESULT FROM OUR POSSIBLE INABILITY TO CONTINUE AS A GOING CONCERN.

CRITICAL ACCOUNTING POLICIES

         The preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. While there are a number of significant accounting policies affecting our condensed consolidated financial statements, we believe the following critical accounting policy involve the most complex, difficult and subjective estimates and judgments.

STOCK-BASED COMPENSATION

            On January 1, 2006 the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) "Share-Based Payment" ("SFAS 123 (R) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to a Employee Stock Purchase Plan based on the estimated fair values. SFAS 123 (R) supersedes the Company's previous accounting under Accounting Principles Board Opinion No.25, "Accounting for Stock Issued to Employees" ("APB 25") for the periods beginning fiscal 2006.

         The Company adopted SFAS 123 (R) using the modified prospective transition method, which required the application of the accounting standard as of January 1, 2006. Medefile's Consolidated Financial Statements as of and for three months March 31, 2006 reflect the impact of SFAS(R). In accordance with the modified prospective transition method, the Company's Condensed Consolidated Financial Statements for the prior periods have not been restated to reflect, and do not include the impact of SFAS 123 (R). Stock based compensation expense recognized under SFAS 123 (R) for the three months ended March 31, 2006 was $562,622. Pro forma stock based compensation was $0 for the three months ended March 31, 2005.

OFF-BALANCE SHEET ARRANGEMENT

         None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

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

         As discussed by our accountants in the audited financial statements included in Item 1 of our Annual Report on Form 10-K, our revenue is currently insufficient to cover its costs and expenses. We anticipate raising any necessary capital from outside investors coupled with bank or mezzanine lenders. As of the date of this report, we have not entered into any negotiations with any third parties to provide such capital.

         OUR INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS HAVE STATED IN THEIR REPORT INCLUDED IN OUR DECEMBER 31, 2005 FORM 10-K THAT WE HAVE INCURRED OPERATING LOSSES IN THE LAST TWO YEARS, AND THAT WE ARE DEPENDENT UPON MANAGEMENT'S ABILITY TO DEVELOP PROFITABLE OPERATIONS. THESE FACTORS AMONG OTHERS MAY RAISE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

ITEM 4. CONTROLS AND PROCEDURES.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

         None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.


         During the three months ended March 31, 2006 the Company issued 1,400,000 shares (post reverse split) of common stock with a fair market value of $17,750 to consultants in exchange for services to be provided through August 2006.

         Also during the three months ended March 31, 2006, the Company sold 14,090,000 shares of common stock (post reverse-split) for aggregate proceeds of $65,700.

         Also during the three months ended March 31, 2006, the Company issued 550,000 shares of its common stock (post reverse-split) in exchange for a note receivable in the amount of $100,000. The Company is obligated to issue
1,450,000 additional shares of common stock in exchange for this note receivable. The Company credited common stock issued in the amount of $27,500, and credited common stock subscribed in the amount of $72,500 on the Company's balance sheet at March 31, 2006.

         Also during the three months ended March 31, 2006, the Company issued 765 shares (post reverse-split) of its common stock due to rounding in the reverse-split process.

         The use of the proceeds from the sale of our securities and issuance of notes were for general working capital needs and the repayment of debt.

         The shares were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act or Rule 506 of Regulation D promulgated under the Securities Act. All of the investors took their securities for investment purposes without a view to distribution and had access to information concerning us and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the purchase of our shares. Our securities were sold only to accredited investors or sophisticated investors, as defined in the Securities Act with whom we had a direct personal preexisting relationship, and after a thorough discussion. Finally, our stock transfer agent has been instructed not to transfer any of such shares, unless such shares are registered for resale or there is an exemption with respect to their transfer.

         All purchasers were provided with access to our filings with the SEC, including the following:

o Winsted's annual report to stockholders for the most recent fiscal year, the definitive proxy statement filed in connection with that annual report, and, if requested by the purchaser in writing, a copy of Winsted's most recent Form 10-K under the Exchange Act.

o The information contained in an annual report on Form 10-K under the Exchange Act.

o The information contained in any reports or documents required to be filed by Winsted under Sections 13(a), 14(a), 14(c), and 15(d) of the Exchange Act since the distribution or filing of the reports specified above.

o A brief description of the securities being offered, the use of the proceeds from the offering, and any material changes in Winsted's affairs that are not disclosed in the documents furnished.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5. OTHER INFORMATION.

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits.

EXHIBIT NO.                     IDENTIFICATION OF EXHIBIT
-----------       --------------------------------------------------------------
31.1**            Certification  of  Mark  Ellis,  Chief  Executive  Officer  of
                  Winsted Holdings, Inc., pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.302 of the Sarbanes-Oxley Act of 2002.

31.2** Certification of Mark Ellis, Chief Financial Officer of Winsted Holdings, Inc., pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.302 of the Sarbanes-Oxley Act of 2002.

32.1** Certification of Mark Ellis, Chief Executive Officer of Winsted Holdings, Inc., pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002.

32.2** Certification of Mark Ellis, Chief Financial Officer of Winsted Holdings, Inc., pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002.

----------
*    Previously Filed
**   Filed Herewith

(b)      Reports on Form 8-K.
         None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             Winsted Holdings, Inc.

Dated: June 7, 2006.

                             By /s/ Mark Ellis
                               -------------------------------------------------
                                 Mark Ellis, Chief Executive Officer and Chief Financial Officer