Form 10-Q
period 2006-06-30
Winsted Holdings, Inc.
filed 2006-08-14
CIK 1132686

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 2006.

☒ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _______ to ________

Commission file number: 000-32333

Winsted Holdings, Inc.
(Name of issuer in its charter)

Florida (State or other jurisdiction of incorporation or organization)	65-0972865 (I.R.S. Employer Identification No.)

100 Crescent Court, Suite 700 Dallas, Texas (Address of principal executive offices)	75201 (Zip Code)

(214) 459-8245
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐  No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of July 20, 2006, the Issuer had 1,671,241,722 shares of its common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes  ☐  No ☒

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

Winsted Holdings, Inc. Balance Sheet

	June 30,	December 31,
	2006	2005
ASSETS

CURRENT ASSETS
Prepaids and other current assets	$-	$-
Receivable from portfolio company, net of reserve of $0 and $27,440 at June 30, 2006 and December 31, 2005, respectively (Note B)	-	45,000
Total current assets	-	45,000

Investments and loans to affiliates (Note C)
Controlled companies, net of valuation allowance of $3,403,300 at June 30, 2006 (Note C)	-	-
Other affiliates, net of valuation allowance of $47,000 (Note C)	-	47,000
Property and equipment, net of accumulated deprecation of $397,243 and $373,025 at June 30, 2006 and December 31, 2005, respectively (Note D)	22,660	47,757
Total assets	$22,660	$139,757

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Cash disbursed in excess of available balance	$16,085	$5,229
Deferred Revenue	-	-
Accounts payable and accrued expenses (Note E)	742,331	499,270
Notes payable (Note F)	160,931	160,931

Total current liabilities	919,347	665,430

Commitments and contingencies	-	-

Stockholders' (deficit)
Preferred stock, no par value, 500,000,000 shares authorized, 100,000,000 shares issued and outstanding	-	-
Preferred stock, Series A, convertible, no par value, 50,000,000 shares authorized, 50,000,000 shares issued and outstanding	56,494,000	56,494,000
Preferred stock, Series B, convertible, no par value, 50,000,000 shares authorized, 50,000,000 shares issued and outstanding	3,841,000	3,841,000
Common stock, no par value, 5,000,000,000 shares authorized; 916,241,723 and 2,408,957 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively (Note G)	10,159,001	9,686,261
Common stock subscribed	27,500	-
Stock subscriptions receivable	-	(12,500)
Deferred compensation	(15,358)	(116,900)
Treasury stock, 1,000 shares, at cost	(16,500)	(16,500)
Accumulated (deficit)	(71,386,330)	(70,401,034)
Total stockholder's (deficit)	(896,687)	(525,673)

Total liabilities and stockholders' (deficit)	$22,660	$39,757

The accompanying notes are an integral part of these financial statements.

Winsted Holdings, Inc. Statements of Operations

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30	June 30	June 30	June 30
	2006	2005	2006	2005

REVENUES	$68,500	$150,000	$68,500	$150,000

COSTS AND EXPENSES
General and administrative expenses	450,673	835,179	794,911	1,424,319
Depreciation and amortization	11,957	47,222	25,097	94,446
Impairment of investment	201,755	95,200	229,445	95,200
	664,385	977,601	1,049,453	1,613,965

Loss from operations	(595,885)	(827,601)	(980,953)	(1,463,965)

Other income (expense):
Interest income (expense)	(2,034)	(3,218)	(4,343)	(6,436)
Gain on settlement of liabilities	0	--	-	--

Income (loss) before income taxes	(597,919)	(830,819)	(985,296)	(1,470,401)

Income tax expense	0	--	-	--

Net loss	$(597,919)	$(830,819)	$(985,296)	$(1,470,401)

PER SHARE INFORMATION -
Weighted average shares outstanding - basic	226,268,096	590	116,426,534	302

Weighted averege shares outstanding - fully diluted	1,726,268,096	1,500,000,590	1,616,426,534	1,500,000,302

NET LOSS PER COMMON SHARE- BASIC	$(0.00)	$(1,408.17)	$(0.00)	$(4,868.88)

The accompanying notes are an integral part of these financial statements.

Winsted Holdings, Inc.
Statements of Cash Flows

	For the Six	For the Six
	Months Ended	Months Ended
	June 30	June 30
	2006	2005
OPERATING ACTIVITIES
Net (loss)	(985,296)	(1,470,401)
Impairment of investment	125,500	95,200
Reserve note receivable	95,000	-
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Gain on settlement accounts payable and accrued expenses		--
Depreciation	25,097	94,446
Non-cash compensation	164,382	951,505
Changes in:
Accounts receivable - trade	-	2,607
Interest receivable	-	-
AR - portfolio company	45,000	-
Bank overdraft	-	33,727
Deferred revenue	-	32,000
Accounts payable	243,061	23,525
Accounts payable and accrued liabilities - related parties	-	6,436
Net cash (used in) operating activities	(287,256)	(230,955)

INVESTING ACTIVITIES
Investment in portfolio companies	(78,500)	(95,200)
Net cash (used in) investing activities	(78,500)	(95,200)

FINANCING ACTIVITIES
Cash collected on note receivable	5,000	-
Cash overdraft	10,856	-
Proceeds from exercise of stock options	-	120,643
Stock sold for cash	349,900	184,700
Net cash provided by financing activities	365,756	305,343

Net increase (decrease) in cash	0	(20,812)

CASH AT BEGINNING OF YEAR	-	20,812

CASH AT END OF YEAR	$-	$-

SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash for paid for:
Interest	$-	$-

Income taxes	$-	$-

Winsted Holdings, Inc.
Statements of Cash Flows Cont.
	For the Six	For the Six
	Months Ended	Months Ended
	June 30	June 30
	2006	2005
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Shares of common stock issued to consultants for services	$17,750	$41,400

Conversion of 4,000,000 shares preferred stock to 80,000,000 shares common stock by officer	$-	$528,000

Issuance of 4,000,000 shares preferred stock as officer compensation	$-	$50,000

Common stock subscribed for note receivable	$100,000	$-

Issuance of common stock for subscriptions receivable	$72,500	$155,725

Issuance of common stock for options receivable	$-	$8,979

Issuance of common stock in satisfaction of accrued liability	$-	$56,671

Issuance of common stock as deferred compensation	$17,750	$440,330

Amortization of deferred compensation	$146,632	$-

Issuance of common stock for cashless conversion of stock options	$-	$11,291

Conversion of 20,000,000 shares common stock subscribed to 1,000,000 shares Series B preferred stock subscribed	$-	$3,400,000

Cancellation of common stock for cancelled subscription receivable	$12,500	$133,388

Impairment of investment in portfolio companies	$125,500	$95,200

Reserve for note receivable	$95,000	$-

Issuance of common stock to consultants as deferred compensation	$45,090	$-

WINSTED HOLDINGS, INC
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

NOTE A - SUMMARY OF ACCOUNTING POLICIES

General

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from operations for the three-months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. The unaudited condensed consolidated financial statements should be read in conjunction with the December 31, 2005 financial statements and footnotes thereto included in the Company's Securities and Exchange Commission Form 10-K.

Company Background and Basis of Presentation

Winsted Holdings, Inc., formerly Indiginet, Inc. (the "Company"), was incorporated under the laws of the State of Florida on September 24, 1997. The Company was seeking to merge or acquire an interest in business opportunities.

The condensed consolidated financial statements include the accounts of the Company. The investments in Medspa Solutions, Nu Image Medspa, and Gaeacare are not consolidated into the financial statements of Winsted, but are shown as investments at their fair market value. Intercompany transactions are not eliminated. At June 30, 2006, the fair market value of the Company's investments is $0.

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

As of June 30, 2006, the Company has purchased 2.7% of the issued and outstanding capital stock of Nu Image Medspa, Inc., a Nevada corporation ("Nu Image"). During the three months ended June 30, 2006, the Company purchased 512,500 Shares of stock of Nu Image for cash of $51,150. As of June 30, 2006, the Company has purchased a total of 3,362,000 shares of Nu Image for cash payments of $348,800 from the Company's chief executive officer, who continues to own the remaining 97.3% of Nu Image Medspa.

Nu Image is in the business of franchising medical spa facilities, which provide skincare services. At December 31, 2005, the Company determined that the fair value of Nu Image was $0, and charged the amounts of $270,300 to operations during the year ended December 31, 2005.

The Company has also made certain payments of operational expenses on behalf of Nu Image. These expenses consist primarily of rent expense, aggregate $47,000 at June 30, 2006. The Company carries this amount an investment in other affiliates, and fully reserved this amount with a charge to operations of $47,000 during the three months ended June 30, 2006.

The Company offers consulting services to Nu Image Medspa, Inc. Contractually, these services are paid for in shares of common stock of Nu Image Medspa. At June 30, 2006, the Company determined that the fair value of Nu Image Medspa stock was $0, therefore the Company has recognized zero revenue from these consulting services.

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

The Company recorded $68,500 and of fee income from portfolio companies during the three months ended June 30, 2006 or 2005.

Reverse Stock Splits

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

Valuation of Investments:

Value, as defined in Section 2(a)(41) of 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the board of directors. Since there is typically no readily available market value for the Company's privately held investments, the Company values substantially all of its investments at fair value as determined in good faith by the board of directors pursuant to a valuation policy and a consistent valuation process. At June 30, 2006, the Company had 3 investments with an aggregate historical cost of $3,751,800. All of these investments were fully reserved at June 30, 2006, and the net value on the Company's balance sheet at June 30, 2006 is $0. The amount charged to operations during the six months ended June 30, 2006 was $125,500. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company's investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

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

The Company adopted SFAS 123 (R) using the modified prospective transition method, which required the application of the accounting standard as of January 1, 2006. Winsted's Condensed Consolidated Financial Statements as of and for three months June 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company's Consolidated Financial Statements for the prior periods have not been restated to reflect, and do not include the impact of SFAS 123 (R). Stock based compensation expense recognized under SFAS 123 (R) for the three months ended June 30, 2006 was $0. Pro forma stock based compensation was $0 for the three months ended June 30, 2005.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.

A summary of option activity under the Plan as of June 30, 2006, and changes during the period then ended are presented below:

Weighted-Average
	Options	Exercise Price
Outstanding at December 31, 2005	--	$--
Issued	--	--
Exercised	--	--
Forfeited or expired	--	--
Outstanding at June 30, 2006	--	$--
Non vested at June 30, 2006	--	$--
Exercisable at June 30, 2006	--	$--

There are no employee options outstanding as of June 30, 2006.

Aggregate intrinsic value of options outstanding and options exercisable at June 30, 2006 was $0. Aggregate intrinsic value represents the difference between the Company's closing stock price on the last trading day of the fiscal period, which was $0.0002 as of June 30, 2006, and the exercise price multiplied by the number of options outstanding. Total intrinsic value of options exercised was $0 and $11,290 for the three months periods ended June 30, 2006 and 2005, respectively. As of June 30, 2006, total unrecognized stock-based compensation expense related to non-vested stock options was $0.

The total fair value of options vested was $0 and $0 for the three-month periods ended June 30, 2006 and 2005, respectively.

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

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net loss - as reported	$(830,819)	$(1,470,401)
Add: Stock-based employee compensation expense included in reported loss	--	--
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards	--	--
Net loss - pro forma	$(830,819)	$(1,470,401)
Basic & diluted loss per share - as reported	$(1,480.17)	$(4,868.88)
Basic & diluted loss per share - pro forma	$(1,480.17)	$(4,868.88)

NOTE B - RECEIVABLE FROM PORTFOLIO COMPANY

On April 5, 2005, the Company entered into a consulting agreement with Medspa Solutions, a company which Winsted controls. Under the terms of this consulting agreement, Winsted receives a consulting fee of $50,000 per month payable in cash. Winsted recognizes consulting revenue as services are rendered. Winsted has recognized revenue of $68,500 from this agreement for the three months ended June 30, 2006. At June 30, 2006 the balance of this receivable is $0.

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

CONTROLLED COMPANIES:

Medspa Solutions, Inc.

Effective December 6, 2004, the Company entered into a stock purchase agreement with Medspa Solutions, Inc., a Nevada corporation ("Medspa"), to purchase all of the issued and outstanding capital stock of Medspa for * restricted shares (post  reverse-splits)of the Company's common stock with a fair value of $3,400,000. Medspa is in the business of skincare services, and is controlled by the Company's president and chief executive officer. At June 30, 2006 and 2005, the Company determined that the fair value of Medspa was $0.

GaeaCare Syndicate Partners

During the year ended December 31, 2005, the Company purchased 90% of the outstanding common stock of GaeaCare Syndicate Partners, Inc. ("GaeaCare")for $3,000 cash. GaeaCare is a proactive environmental products and services corporation that intends to become a leading environmental cleanup, emergency response, and environmental remediation company by the use of new computer systems technology, sensor technology, communications technology, systems concepts and microbial environmental cleanup treatment. At June 30, 2006, the Company determined that the fair value of its investment in GaeaCare was $0.

OTHER AFFILIATES:

Nu Image Medspa

As of June 30, 2006, the Company has purchased 3% of the issued and outstanding capital stock of Nu Image Medspa, Inc., a Nevada corporation ("Nu Image"). The Company has purchased a total of 3,362,000 shares of Nu Image for cash payments of $348,800 from the Company's chief executive officer, who continues to own the remaining 97% of Nu Image Medspa. Of this amount, the Company purchased 512,500 shared during the three months ended June 30, 2006 for cash payments of $51,150. At June 30, 2006, the Company determined that the Fair value of Nu Image was $0, and charged the amounts of $51,150 to operations during the three months ended June 30, 2006.

The Company has also made certain payments of operational expenses on behalf of Nu Image. These expenses consist primarily of rent expense, aggregate $47,000 at June 30, 2006. This amount is included in the Company's consolidated balance sheet at June 30, 2006 as investments and advances to affiliates - other affiliates. At June 30, 2006, the Company fully reserved for this advance and charged the amount of $47,000 to operations during the three months ended June 30, 2006.

Bareskin Medspa

As of June 30, 2006, the Company has made a cash advance in the amount of $27,780 to Bareskin Medspa, an entity in which Winsted has no equity interest.
Bareskin Medspa is controlled by the spouse of Winsted's President and Chief Executive Officer. At June 30, 2006, Winsted has fully reserved this cash advance.

NOTE D - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30, 2006	December 31, 2005
Furniture and fixtures	$235,960	$235,960
Office equipment	94,543	94,543
Software	89,400	89,400
Leasehold improvements	3,519	879
	423,422	420,782
Less: accumulated depreciation	(400,762)	(373,025)
Property and equipment	$22,660	$47,757

For the three months ended June 30, 2006 and 2005, the Company recorded depreciation expense of $11,957 and $47,222, respectively. For the six months ended June 30, 2006 and 2005, the Company recorded depreciation expense of $25,097 and $94,446, respectively.

NOTE E - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	June 30, 2006	December 31, 2005
Accrued payroll taxes and penalties	$363,200	$300,000
Trade accounts payable	329,665	151,521
Accrued interest	53,969	47,533
Accrued payroll and related costs	--	216
	$746,834	$499,270

NOTE F - NOTES PAYABLE

At June 30, 2006 and December 31, 2005, the Company has notes payable aggregating $160,931 with accrued interest of $53,969 and $47,533, respectively. These notes are in default and delinquent at June 30, 2006.

NOTE G - CAPITAL STOCK

Reverse Stock Splits

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

All of these reverse splits of the Company's common stock are reflected in the Company's financial statements at December 31, 2005. The cumulative effect of these reverse splits at June 30, 200 is the result of the multiplication of each stock split ratio, or 1,000 x 1,500 x 1,250. The product of this equation is 1,875,000,000, which is the number of shares of the Company’s common stock at March 6, 2005 that would be worth 1 share of common stock at June 30, 2006. This large dilution factor renders all items based in shares or per share amounts essentially not comparable over different accounting periods. Many of the share amounts in prior periods, when adjusted for the cumulative effects of the reverse splits, are a small fraction of one share. Per share amounts which yield less than one share of common stock when adjusted for the effects of the reverse splits are indicated by the symbol *, or by the phrase "less than one share". Similarly, some items measured in per share amounts, such as earnings per share, are too large to have any significant meaning to the reader of the financial statements.

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

During the three months ended June 30, 2006 the Company issued 89,600,000 shares (post reverse split) of common stock with a fair market value of $45,090 to consultants in exchange for services to be provided through July 2006. The Company has charged $13,071 of this amount to deferred compensation, and charged $32,019 to operations during the three months ended June 30, 2006.

Also during the three months ended June 30, 2006, the Company sold 807,300,000 shares (post reverse-split) of common stock for aggregate cash proceeds of $284,200.

Also during the three months ended June 30, 2006, the Company issued 900,000 shares (post reverse-split) of its common stock previously subscribed via a note receivable.

Stock Subscribed and Subscription Receivable

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

During the three months ended March 31, 2006, the Company issued 550,000 shares to the note holder, or 27.5% of the total 2,000,000 shares subscribed under the note payable agreement. Accordingly, the Company credited common stock in the amount of 27.5% of the amount of the original note, or $27,500, and removed this amount from common stock subscribed. During the three months ended June 30, 2006, the Company issued an additional 900,000 shares of common stock under this agreement for a cumulative total of 1,450,000 shares issued, or 72.5% of the total 2,000,000 shares subscribed under the note payable agreement. Accordingly, the Company credited common stock in the amount of $45,000, and removed this amount from common stock subscribed. At June 30, 2006, the Company is obligated to issue an additional 550,000 shares of common stock, and the amount of $27,500 remains in common stock subscribed pursuant to this note payable agreement.

During the three months ended March 31, 2006, the note holder made a principal payment of $5,000. During the three months ended June 30, 2006, the note holder made no principal payments, and the principal balance on this note at June 30, 2006 is $95,000. Also during the three months ended March 31, 2006, the Company accrued interest income on this note in the amount of $909 and during the three months ended June 30, 2006 the Company recorded accrued interest in the amount of $1,184. The cumulative amount of accrued interest of $2,093 appears on the Company's balance sheet at June 30, 2006 as prepaids and other assets.

NOTE H - RELATED PARTY TRANSACTIONS

Chief Executive Officer

On March 7, 2003, and as subsequently amended on August 14, 2003, the Company entered into a three-year employment agreement with its Chief Executive Officer. The agreement calls for the following:

	2003	2004	2005
Base Salary	$350,000	$400,000	$450,000
Bonus	$50,000 to $100,000	$50,000 to $100,000	$50,000 to $100,000
Stock Options (post reverse-split)	*	*	*

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

From March 1, 2006 to February 28, 2007: $90,000 per year;
From March 1, 2007 to February 29, 2008: $100,000 per year;
From March 1, 2008 to February 28, 2009: $110,000 per year.

From time to time, the Chief Executive Officer contributes funds to the Company for working capital purposes. Compensation to the Chief Executive Officer also includes amortization of deferred compensation related to a bonus of common stock received in a previous period. Compensation to the Chief Executive Officer also included an accrual representing the estimated income tax withholding from cash compensation received. The total compensation to the Company’s Chief Executive Officer during the three and six month periods ended June 30, 2006 and 2005, net of cash contributed to the Company for working capital purposes, are summarized in the following table:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Cash compensation	$231,321	$86,223	$253,307	$144,346
Amortization of deferred compensation	--	61,875	41,250	123,750
Accrual for taxes	81,500	--	91,500	--
Total	$312,821	$119,998	$386,057	$268,096

Nu Image Medspa

During the three months ended March 31, 2006, the Company invested cash of $27,350 in Nu Image Medspa, a company controlled by Winsted's Chief Executive Officer. During the three months ended June 30, 2006, the Company invested an additional $51,150 cash in Nu Image Medspa.

During the three months ended March 31, 2006, the Company paid certain of the operating expenses of Nu Image Medspa in the amount of $47,000. At March 31, 2006, the amount of $47,000 was on the balance sheet of the Company as a loan receivable. During the three months ended June 30, 2006, the Company fully reserved this loan receivable from Nu Image Medspa and charged the amount of $47,000 to operations.

NOTE I - SUBSEQUENT EVENTS

One June 22, 2005, the Company received notification from the SEC with respect to various issues:

1. The Company filed a Form N-54A (“BDC Filing”) on November 24, 2004 electing to be regulated as a business development company (“EDC~) under the Investment Company Act of 1940 (“1940 Act”). The company filed a Form 2-E on February 8, 2005 (“1-E”) and an information statement to shareholders to approve a 1500 to 1. reverse stock split on May 23, 2005.

As a BDC, the Company must comply with Sections 55 through 65 of the 1940 Act. These sections impose a variety of substantive limitations on the capital structure and activities of BDCs. In particular, Section 61 of the 1940 Act requires a BOC to comply with the leverage limitations imposed by that section at the time the BDC files its election on Form N-54A. In addition, Section 61 provides requirements for authorization of capital structures described therein. Section 61 also applies the provisions of Section 18(i) of the 1940 Act, which generally requires every share of stock issued by a BDC to be voting stock with equal voting rights. Section 61 also prohibits a BDC from issuing, or having outstanding at the time of its election, any warrant, option or right that fails to satisfy the requirements imposed by that section. Finally, Section 63 of the 1940 Act prohibits a BDC from purchasing shares of which it is the issuer other than in compliance with Section 23 of the 1940 Act, which generally prohibits such repurchases unless the purchases occur on a securities exchange, through a tender offer made to all shareholders, or pursuant to Commission rule, regulation or order. Rule 23c-2 requires that redemptions of the securities of closed-end companies (including BDCs) be made in a manner that does not discriminate against any holders of that class of the issuers securities being redeemed.

2. Based on the SEC’s review of several Company filings, the SEC believes that the Company has established a pervasive pattern of reverse splits. Indeed, the May 23 information statement indicates that the Company has had three, thousand plus reverse splits as a BDC (“BDC Splits”) and four since August 2004.

3. The SEC is not persuaded that the Splits, and the general methodology that the Company has used to arrive at the Splits, are permissible under the 1940 Act. The BDC Split activity appears to violate Section 23 of the 1940 Act. Moreover, the SEC is not persuaded that the interests of common shareholders have been adequately safeguarded by the Board of Directors in this matter in accordance with the 1940 Act.

4. The SEC believes that Mr. Ellis owns or controls most of the Preferred Class A shares (“Class A”). The Company may be issuing Class A Shares to Mr. Ellis for services in violation of Section 23(a) of the 1940 Act. The SEC believes that the Class A share conversion rights have not been equivalently diluted in accordance with the common stock dilution that has occurred during the BDC Splits. Accordingly, it appears that the Company has a class of preferred stock that has voting rights that are different from those of its common stock in violation of Sections 15(i) and 61.

5. In addition, the SEC has previously held that where the right to purchase common stock, which was purposely made the valuable element in a preferred stock, so dominates the investment characteristics of the preferred stock as to make that stock in substance not a senior security entitled to the exemption provided by Section 18(e) of the Investment Company Act, it was a right to purchase within the meaning of the prohibition of Section 18(d). If the real consideration for the preferred stock is not the priorities of the preferred stock but its right to purchase or convert to common stock, Sections 18(d) and 61(a)(3)(A) must be considered. Thus, Sections 18 (d) and 61(a) (3) (A) of the 1940 Act are directly brought to bear on the issuance of the Class A Shares due to the value and existence of the anti-dilution protections.

6. Section 56(a) of the 1940 Act requires that a “majority of a business development company’s directors or general partners shall be persons who are not interested persons of such company.” The SEC believes the Company has an improperly constituted Board of Directors because Mr. Ellis is both a controlling shareholder and the CEO and the Company has but one other director. Thus, the Company has proven that there are actually two outside directors, and therefore the company does have a majority of disinterested directors in accordance with the 1940 Act.

7. In reviewing the Company’s EDGAR filing history, the SEC sees a continued pattern of late filings without appropriate remedial action with respect to the ongoing ineffectiveness of its disclosure controls and procedures. Moreover, each explanation for a delay in filing is generally inadequate. We also reviewed the certifications filed by the Company as Exhibits 31.1 on May 23, 2005 (“SOX Certification”). The SEC has noted that paragraph 4 of the SOX Certification relates to “disclosure controls and procedures” as defined in Securities Exchange Act Rules 13a-14 and 15d-14. Forms 10-Q and 10-K require certification that disclosure Controls and procedures are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act “is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.” Since it cannot make timely filings, the Company’s disclosure controls and procedures are not acceptable, although the company has only had two late filings in the last 3 years.

8. The Company’s disclosure filings and its 1-E are materially deficient. For example, it does not appear that the Company disclosed information regarding the BDC Splits pursuant to Item 3.03 of Form 5-K. In addition, Item 7 of Point Z-E requires, among other things, a balance sheet within 91) days of filing, a related statement of operations, and certain audited financial information for the most recent fiscal year. The 1-E discusses financial statements for the year ended December 31, 2003, but it failed to include such statements. Quarterly financial statements were not properly identified or incorporated by reference in the 1-E, or within 90 days. Therefore, the 1-E is not in compliance with Item 7. In addition, the Company’s financial statements in the Form 10-QSB filed on May 23, 2005 do not comply with Article 6 of Regulation S-X, even though the Company has been a BDC since November 24, 2004. Moreover, an investment company cannot use the S-B format for reporting under Rule 12b-2 under the Securities Exchange Act and Item 10(a) of Regulation 5-B. The company was aware of the issue of the S-B format, and had asked the companies legal team and auditors to look into this during the 2005 year and after several months of research, the company actually did file a Amended 10Q for its 2004 3rd 10Q in January 6, 2005.

9. In sum, the SEC believes that the Company may have omitted material information and risks from its disclosure filings and its 1-E. Although the did Company rely on a outside legal firm that was given all the necessary materials that it requested to draft and file the Company’s 1-E accordance to the guidelines spelled out under the 1940 Act.

10. The SEC is not persuaded that the reverse stock splits, the general methodology that the Company have used to arrive at the splits, and the Company’s capital structure are permissible under the 1940 Act. The reverse stock split activity appears to violate, among other things, Section 23, and the capital structure appears to violate Sections 18(1) and 61 of the 1940 Act. Moreover, it appears that the Company’s Management and its Board of Directors have not acted in the interests of common shareholders as required Section 36 of the 1940 Act and other well established principles of fiduciary duty.

In addition, the Company’s auditors resigned on July 26, 2006. Winsted’s CEO has made numerous attempts with its auditors and legal firms during the 2005 year to assure that the company was conforming to the rules and guidelines spelled out under the 1940 Act. The Company feels that its auditors are looking for a way out due to their lack of knowledge of the “BDC” registration and accounting guidelines under the 1940 Act. The company has since this time located a new auditing firm.

Item 2.	Management’s Discussion and Analysis or Plan of Operations.

During the calendar year 2004, we were a telecommunications provider specializing in website design, web hosting and VOIP catering to small to medium size businesses. With prospects within the industry diminishing, management had elected for us to become a Business Development Company (a “BDC”) in late 2004. Effective November 22, 2004, we became a “business development company” or “BDC” by filing a Form N-54 with the Securities and Exchange Commission and electing to be governed by Sections 54 through 65 of the Investment Company Act of 1940. We will continue to be subject to the periodic reporting requirements of the Exchange Act and the proxy solicitation requirements of Section 14 of the Exchange Act. Our management personnel will continue to report trading in our stock. With a name change that was effective in March of 2005, we became Winsted Holdings, Inc.

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

Results of Operations

Three Months Ended June 30, 2006 Compared to the Three Months Ended June 30, 2005

Revenue

The Company recognized revenue of $68,500 during the three months ended June 30, 2006, a decrease of $81,500 or 54% compared to revenue of $150,000 during the three months ended June 30, 2005. Revenue is recognized from management advisory services the Company provides to one of its portfolio companies. The reason for the decrease was a decrease in the services made to one of Winsted’s portfolio companies.

Sales, General and Administrative Expenses

Sales, general and administrative expenses were $450,673 for the three months ended June 30, 2006, a decrease of $384,506 or 46% compared to sales, general and administrative expense of $835,179 for the three months ended June 30, 2005. Sales, general and administrative expense consisted primarily of the following: Officer compensation of $271,821; consulting fees of $59,227; legal and accounting expense of $57,405; payroll penalties of $20,200; office expense of $9,810; and transfer agent fees of $2,750.

Depreciation and Amortization

Depreciation and amortization expense was $11,957 for the three months ended June 30, 2006, a decrease of $35,265 or 75% compared to $47,222 for the three months ended June 30, 2005. The reason for the decrease from the previous period is that certain of the Company’s assets are now fully depreciated.

Impairment of Investments

Impairment expense was $201,755 during the three months ended June 30, 2006, compared to $95,200 during the three months ended June 30, 2005. During the three months ended June 30, 2006, the Company increased its equity investment its portfolio companies by $201,755, and immediately recognized an impairment of this investment. During the three months ended June 30, 2005, the Company increased its equity investment in its portfolio companies by $95,200, and immediately recognized an impairment of this investment. The reason for the decrease impairment of investments in a decrease in investments during the current period.

Interest Income (Expense)

Interest income (expense) was $2,034 for the three months ended June 30, 2006, a decrease of $1,184 or 37% compared to $3,218 for the three months ended June 30, 2005. The reason for the decrease from the previous period is interest income earned on the note receivable executed during the current period.

Net Loss

For the reasons above, the Company’s net loss for the three months ended June 30, 2006 was $597,919, a decrease of $232,900 or 28% compared to a net loss of $830,819 for the three months ended June 30, 2005.

Six Months Ended June 30, 2006 Compared to the Six Months Ended June 30, 2005

Revenue

The Company recognized revenue of $68,500 during the six months ended June 30, 2006, a decrease of $81,500 or 54% compared to revenue of $150,000 during the six months ended June 30, 2005. Revenue is recognized from management advisory services the Company provides to one of its portfolio companies. The reason for the decrease was a decrease in the services made to one of Winsted’s portfolio companies.

Sales, General and Administrative Expenses

Sales, general and administrative expenses were $794,911 for the six months ended June 30, 2006, a decrease of $629,408 or 44% compared to sales, general and administrative expense of $835,179 for the six months ended June 30, 2005. Sales, general and administrative expense consisted primarily of the following: Officer compensation of $345,057; consulting fees of $144,597; legal and accounting expense of $213,378; payroll penalties of $22,700; office expense of $10,743; and transfer agent fees of $10,250.

Depreciation and Amortization

Depreciation and amortization expense was $25,097 for the six months ended June 30, 2006, a decrease of $69,349 or 73% compared to $94,446 for the six months ended June 30, 2005. The reason for the decrease from the previous period is that certain of the Company’s assets are now fully depreciated.

Impairment of Investments

Impairment expense was $229,445 during the six months ended June 30, 2006, compared to $95,200 during the six months ended June 30, 2005. During the six months ended June 30, 2006, the Company increased its equity investment its portfolio companies by $229,445, and immediately recognized an impairment of this investment. During the six months ended June 30, 2005, the Company increased its equity investment in its portfolio companies by $95,200, and immediately recognized an impairment of this investment. The reason for the decrease impairment of investments in a decrease in investments during the current period.

Interest Income (Expense)

Interest income (expense) was $4,343 for the six months ended June 30, 2006, a decrease of $2,093 or 33% compared to $6,436 for the six months ended June 30, 2005. The reason for the decrease from the previous period is interest income earned on the note receivable executed during the current period.

Net Loss

For the reasons above, the Company’s net loss for the six months ended June 30, 2006 was $985,296, a decrease of $485,105 or 33% compared to a net loss of $1,470,401 for the six months ended June 30, 2005.

Liquidity and Capital Resources

Our independent certified public accountants have stated in their report included in our December 31, 2005 Form 10-K, that we have incurred operating losses and that we are dependent upon management’s ability to develop profitable operations. These factors among others may raise substantial doubt about our ability to continue as a going concern

We have experienced losses from operations as a result of our investment necessary to achieve our operating plan, which is long-range in nature. For the years ended December 31, 2005, 2004, and 2003, we incurred net losses from continuing operations of $3,538,300, $62,591,443, and $3,308,609, respectively. At December 31, 2005, we had a working capital deficit of ($620,430) and a stockholders’ deficit of ($70,401,034). Our ability to continue as a going concern is contingent upon our ability to secure financing and attain profitable operations.

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

     The Company adopted SFAS 123 (R) using the modified prospective transition method, which required the application of the accounting standard as of January 1, 2006. Medefile's Consolidated Financial Statements as of and for three months June 30, 2006 reflect the impact of SFAS(R). In accordance with the modified prospective transition method, the Company's Consolidated Financial Statements for the prior periods have not been restated to reflect, and do not include the impact of SFAS 123 (R). Stock based compensation expense recognized under SFAS 123 (R) for the three months ended June 30, 2006 was $0. Pro forma stock based compensation was $0 for the three months ended June 30, 2005.

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

OUR INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS HAVE STATED IN THEIR REPORT INCLUDED IN OUR DECEMBER 31, 2005 FORM 10-K THAT WE HAVE INCURRED OPERATING LOSSES IN THE LAST TWO YEARS, AND THAT WE ARE DEPENDENT UPON MANAGEMENT’S ABILITY TO DEVELOP PROFITABLE OPERATIONS. THESE FACTORS AMONG OTHERS MAY RAISE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Item 4.	Controls and Procedures.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

All purchasers were provided with access to our filings with the SEC, including the following:

•
Winsted’s annual report to stockholders for the most recent fiscal year, the definitive proxy statement filed in connection with that annual report, and, if requested by the purchaser in writing, a copy of Winsted’s most recent Form 10-K under the Exchange Act.

•	The information contained in an annual report on Form 10-K under the Exchange Act.

•
The information contained in any reports or documents required to be filed by Winsted under Sections 13(a), 14(a), 14(c), and 15(d) of the Exchange Act since the distribution or filing of the reports specified above.

•	A brief description of the securities being offered, the use of the proceeds from the offering, and any material changes in Winsted’s affairs that are not disclosed in the documents furnished.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits and Reports on Form 8-K.

(a)  Exhibits.

Exhibit No.	Identification of Exhibit
31.1**	Certification of Mark Ellis, Chief Executive Officer of Winsted Holdings, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Mark Ellis, Chief Financial Officer of Winsted Holdings, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Mark Ellis, Chief Executive Officer of Winsted Holdings, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Mark Ellis, Chief Financial Officer of Winsted Holdings, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

* Previously Filed
** Filed Herewith

(b) Reports on Form 8-K.

None.
SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                Winsted Holdings, Inc.

Dated: August 14, 2006.

                                                                 By /s/ Mark Ellis
                                                                                                                                                                                      Mark Ellis, Chief Executive Officer and Chief
                                                                                                                                                                                      Financial Officer